Form 10-Q
period 2026-09-30
Real REMAX Group Inc.
filed 2026-11-05
CIK 2136387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026.

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number: 001-43460

Real REMAX Group Inc.

(Exact name of registrant as specified in its charter)

Delaware	42-2140010
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

701 Brickell Avenue, 17th Floor Miami, Florida	33131
(Address of principal executive offices)	(Zip Code)

(305) 306-9533

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	REAX	Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

On October 30, 2026, there were 37,935,794 outstanding shares of the registrant’s common stock, $0.001 par value per share.

Real REMAX Group Inc. Q3 2026 Form 10-Q2

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (collectively, "forward-looking statements"). Forward-looking statements include all statements that are not historical facts and may be identified by words such as "anticipate," "believe," "consider," "could," "estimate," "expect," "forecast," "intend," "may," "objective," "outlook," "plan," "predict," "project," "seek," "should," "strategy," "target," "will," "would," and similar expressions.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from what is anticipated by our forward-looking statements. The most important factors that could cause actual results to differ materially from those anticipated by our forward-looking statements include, but are not limited to adverse macroeconomic conditions; weakness or prolonged downturns in residential real estate markets; inflation and elevated interest rates; reduced availability or increased cost of mortgage financing; competitive pressures; reductions in commission rates; our ability to successfully execute our business strategies and growth initiatives; our ability to successfully integrate the legacy REMAX and Real businesses, retain agents, franchisees and key personnel, and realize anticipated synergies and other benefits from the combination; our  substantial indebtedness and the restrictive covenants in the credit agreement governing our senior secured credit facilities; our ability to develop and achieve adoption of new technologies and artificial intelligence tools; information technology failures and cybersecurity incidents; adverse developments in litigation or regulatory matters; changes in laws, regulations or governmental policies; foreign currency fluctuations; the inability to attract, retain and motivate agents, franchisees, employees and other key personnel; the inability to obtain or maintain adequate insurance coverage; intellectual property risks; public health events; weather-related events and natural disasters; reputational harm and negative publicity; liquidity constraints; accounting and tax risks, including transfer pricing matters; and other risks and uncertainties described in the section entitled "Risk Factors" and elsewhere in this report.

The foregoing factors are not exhaustive and should be considered together with the other cautionary statements contained in this report and other filings with the Securities and Exchange Commission (“SEC”). Forward-looking statements are based on information available to management and management's good-faith beliefs as of the date on which such statements are made. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made.

Except as required by applicable securities laws, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise.

Real REMAX Group Inc. Q3 2026 Form 10-Q3

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

REAL REMAX GROUP INC. Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
(in thousands, except share amounts)	2026	2025
Assets
Current assets:
Cash and cash equivalents	$102,526	$33,213
Restricted cash	62,306	26,338
Investments in financial assets	6,933	16,731
Accounts and notes receivable, net of allowances	58,298	20,170
Short-term financing receivables, net	11,984	6,198
Other current assets	24,161	3,033
Total current assets	266,208	105,683
Non-current assets:
Other intangible assets, net	209,781	5,856
Franchise agreements, net	297,500	—
Goodwill	336,908	8,993
Property and equipment, net	5,544	758
Long-term investments	3,087	2,250
Deferred tax assets	3,927	981
Operating lease right-of-use assets	16,846	—
Other assets, net of current portion	7,582	2,308
Total assets	$1,147,383	$126,829
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,916	$1,161
Accrued liabilities	112,902	38,205
Customer deposits	42,083	26,338
Deferred revenue	20,730	—
Debt	30,937	—
Operating lease liabilities	9,944	—
Other payables	8,752	9,530
Total current liabilities	230,264	75,234
Deferred tax liabilities	10	10
Debt, net of current portion	482,602	—
Deferred revenue, net of current portion	10,268	—
Operating lease liabilities, net of current portion	7,100	—
Other liabilities, net of current portion	2,422	—
Total liabilities	732,666	75,244
Stockholders' equity:
Common stock, par value $.001 per share, 1,000,000,000 shares authorized; 37,710,640 and 21,047,840 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively *	38	21
Preferred stock, par value $.001 per share, 100,000,000 shares authorized; none issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	609,881	164,187
Accumulated deficit	(191,602)	(112,851)
Accumulated other comprehensive income (deficit), net of tax	1,186	318
Treasury stock, at cost, 264,229 and 0 Common Shares at September 30, 2026 and December 31, 2025, respectively	(4,707)	—
Total Real REMAX Group Inc. stockholders' equity	414,796	51,675
Non-controlling interest	(79)	(90)
Total stockholders' equity	414,717	51,585
Total liabilities and stockholders' equity	$1,147,383	$126,829

* After giving retroactive effect to a 1-for-10 reverse stock split that became effective August 24, 2026, as described in Note 2.

See accompanying notes to unaudited condensed consolidated financial statements.

Real REMAX Group Inc. Q3 2026 Form 10-Q4

REAL REMAX GROUP INC. Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except for per share amounts)	2026	2025	2026	2025
Revenue	$727,928	$568,549	$1,894,054	$1,463,277
Cost of sales	646,172	523,692	1,711,887	1,336,623
Gross profit	81,756	44,857	182,167	126,654
General and administrative expenses	60,523	19,584	99,738	56,000
Marketing expenses	27,451	21,034	76,723	62,015
Marketing funds expense	6,718	—	6,718	—
Research and development expenses	6,499	4,712	16,999	12,637
Settlement of litigation and impairment charges	239	—	239	—
Acquisition costs and integration expenses	52,332	—	64,226	—
Total operating expenses	153,762	45,330	264,643	130,652
Operating loss	(72,006)	(473)	(82,476)	(3,998)
Other income (expenses), net	(5,487)	227	(5,232)	70
Interest income (expense)	(5,920)	55	(6,588)	166
Total other Income (expenses), net	(11,407)	282	(11,820)	236
Loss before tax	(83,413)	(191)	(94,296)	(3,762)
Tax (expense) benefit	16,190	(89)	15,659	(89)
Net loss	$(67,223)	$(280)	$(78,637)	$(3,851)
Less: net income attributable to non-controlling interest	84	167	114	51
Net loss attributable to Real REMAX Group Inc.	$(67,307)	$(447)	$(78,751)	$(3,902)
Other comprehensive income/(loss):
Unrealized gains (losses) on available for sale investment portfolio	85	(131)	250	(128)
Foreign currency translation adjustment	746	(59)	618	(188)
Total comprehensive loss attributable to Real REMAX Group Inc.	$(66,476)	$(637)	$(77,883)	$(4,218)
Total comprehensive Income attributable to NCI	84	167	114	51
Total comprehensive loss	(66,392)	(470)	(77,769)	(4,167)

Basic Loss Per Share	$(2.25)	$(0.02)	$(3.15)	$(0.18)
Basic weighted-average shares outstanding	29,871	21,900	25,020	21,626
Diluted Loss Per Share	$(2.25)	$(0.02)	$(3.15)	$(0.18)
Diluted weighted-average shares outstanding	29,871	21,900	25,020	21,626

See accompanying notes to unaudited condensed consolidated financial statements.

Real REMAX Group Inc. Q3 2026 Form 10-Q5

REAL REMAX GROUP INC.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

					Accumulated		Total Real
			Additional		other		REMAX Group Inc.	Non-	Total
	Common stock		paid-in	Accumulated	comprehensive	Treasury	stockholders'	controlling	stockholders'
(in thousands)	Shares	Amount	capital	deficit	income (deficit)	Stock	equity	interest	equity
Balances, January 1, 2026	21,048	$21	$164,187	$(112,851)	$318	$—	$51,675	$(90)	$51,585
Net income (loss)	—	—	—	(3,421)	—	—	(3,421)	(37)	(3,458)
Total other comprehensive income (loss)	—	—	—	—	383	—	383	—	383
Contributions (distributions) to non-controlling interests	—	—	—	—	—	—	—	16	16
Exercise of stock options	16	—	53	—	—	—	53	—	53
Issuance of common stock upon settlement of RSUs, net of taxes withheld	286	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	17,001	—	—	—	17,001	—	17,001
Balances, March 31, 2026	21,350	$21	$181,241	(116,272)	$701	$—	$65,691	$(111)	$65,580
Net income (loss)	—	—	—	(8,023)	—	—	(8,023)	67	(7,956)
Total other comprehensive income (loss)	—	—	—	—	(346)	—	(346)	—	(346)
Contributions (distributions) to non-controlling interests	—	—	—	—	—	—	—	(45)	(45)
Exercise of stock options	3	—	39	—	—	—	39	—	39
Issuance of common stock upon settlement of RSUs, net of taxes withheld	441	1	(485)	—	—	—	(484)	—	(484)
Stock-based compensation	—	—	21,804	—	—	—	21,804	—	21,804
Balances, June 30, 2026	21,794	$22	$202,599	$(124,295)	$355	$—	$78,681	$(89)	$78,592
Net income (loss)	—	—	—	(67,307)	—	—	(67,307)	84	(67,223)
Total other comprehensive income (loss)	—	—	—	—	831	—	831	—	831
Contributions (distributions) to non-controlling interests	—	—	—	—	—	—	—	(74)	(74)
Repurchase of common stock	—	—	—	—	—	(4,707)	(4,707)	—	(4,707)
REMAX Acquisition consideration and replacement awards (1)	14,464	15	373,892	—	—	—	373,907	—	373,907
Exercise of stock options	1	—	11	—	—	—	11	—	11
Issuance of common stock upon settlement of RSUs, net of taxes withheld	1,452	1	(16,707)	—	—	—	(16,706)	—	(16,706)
Stock-based compensation	—	—	50,086	—	—	—	50,086	—	50,086
Balances, September 30, 2026	37,711	$38	$609,881	$(191,602)	$1,186	$(4,707)	$414,796	$(79)	$414,717

(1)	Represents activity in connection with the Transaction, consisting of (i) a $347.1 million increase to Common Stock and Additional paid-in capital representing the fair value of 14.5 million shares of common stock issued as consideration and (ii) a $26.8 million increase to Common Stock and Additional paid-in capital representing the fair value of replacement employee equity awards attributable to pre-combination services. See Note 5 — "Acquisitions" for further information.

See accompanying notes to unaudited condensed consolidated financial statements

Real REMAX Group Inc. Q3 2026 Form 10-Q	6

REAL REMAX GROUP INC.

Condensed Consolidated Statements of Stockholders’ Equity – Continued (Unaudited)

					Accumulated other		Total Real
			Additional		comprehensive		REMAX Group Inc.	Non-	Total
	Common stock		paid-in	Accumulated	income (deficit),	Treasury	stockholders'	controlling	stockholders'
(in thousands)	Shares	Amount	capital	deficit	net of tax	Stock	equity	interest	equity
Balances, January 1, 2025	20,294	$20	$138,619	$(104,746)	$708	(2,455)	$32,146	$(3)	$32,143
Net income (loss)	—	—	—	(4,967)	—	—	(4,967)	(154)	(5,121)
Total other comprehensive income (loss)	—	—	—	—	(109)	—	(109)	—	(109)
Contributions (distributions) to non-controlling interests	—	—	—	—	—	—	—	(76)	(76)
Acquisition of common shares for Restricted Share Unit (RSU) Plan	—	—	—	—	—	(6,122)	(6,122)	—	(6,122)
Release of treasury stock for RSU plan	32	—	(7,986)	—	—	7,986	—	—	—
Exercise of stock options	59	—	310	—	—	—	310	—	310
Issuance of common stock upon settlement of RSUs, net of taxes withheld	144	1	(1,214)	—	—	—	(1,213)	—	(1,213)
Stock-based compensation	—	—	12,707	—	—	—	12,707	—	12,707
Balances, March 31, 2025	20,529	$21	$142,436	$(109,713)	$599	$(591)	$32,752	$(233)	$32,519
Net income (loss)	—	—	—	1,512	—	—	1,512	38	1,550
Total other comprehensive income (loss)	—	—	—	—	(17)	—	(17)	—	(17)
Contributions (distributions) to non-controlling interests	—	—	—	—	—	—	—	(23)	(23)
Acquisition of common shares for Restricted Share Unit (RSU) Plan	—	—	—	—	—	(2,708)	(2,708)	—	(2,708)
Retirement of treasury stock	(45)		—	—	—	—	—	—	—
Release of treasury stock for RSU plan	29	—	(1,278)	—	—	1,278	—	—	—
Exercise of stock options	75	—	351	—	—	—	351	—	351
Issuance of common stock upon settlement of RSUs, net of taxes withheld	273	—	(498)	—	—	—	(498)	—	(498)
Stock-based compensation	—	—	17,795	—	—	—	17,795	—	17,795
Balances, June 30, 2025	20,861	$21	$158,806	$(108,201)	$582	$(2,021)	$49,187	$(218)	$48,969
Net income (loss)	—	—	—	(447)	—	—	(447)	167	(280)
Total other comprehensive income (loss)	—	—	—	—	(190)	—	(190)	—	(190)
Contributions (distributions) to non-controlling interests	—	—	—	—	—	—	—	4	4
Repurchase of common shares	—	—	—	—	—	(15,469)	(15,469)	—	(15,469)
Retirement of treasury stock	(320)	—	(17,490)	—	—	17,490	—	—	—
Exercise of stock options	238	—	910	—	—	—	910	—	910
Issuance of common stock upon settlement of RSUs, net of taxes withheld	312	—	(263)	—	—	—	(263)	—	(263)
Stock-based compensation	—	—	19,912	—	—	—	19,912	—	19,912
Balances, September 30, 2025	21,091	$21	$161,875	$(108,648)	$392	$—	53,640	$(47)	$53,593

See accompanying notes to unaudited condensed consolidated financial statements

Real REMAX Group Inc. Q3 2026 Form 10-Q	7

REAL REMAX GROUP INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2026	2025
Cash flows from operating activities:
Net loss	$(78,637)	$(3,851)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,705	1,344
Stock-based compensation	88,422	50,414
Loss on early extinguishment of debt and bridge commitment fees	5,246	—
Deferred income taxes, net	(16,865)	—
Amortization of debt discount and issuance costs	1,825	—
Other, net	979	(81)
Changes in operating assets and liabilities	8,810	17,951
Net cash provided by operating activities	14,485	65,777
Cash flows from investing activities:
Purchases of property and equipment	(239)	(935)
Acquisition, net of cash, cash equivalents and restricted cash acquired of $131 million	(402,810)	—
Purchase of intangible assets	(361)	(2,750)
Purchase of investment in equity securities	—	(2,250)
Purchases of financial assets	(11,658)	(15,784)
Proceeds from sale of financial assets	21,706	5,753
Net cash used in investing activities	(393,362)	(15,966)
Cash flows from financing activities:
Proceeds from the issuance of debt	539,000	—
Payments on debt	(25,000)	—
Debt issuance costs	(7,616)	—
Distributions paid to non-controlling interests	(103)	(95)
Payments of employee taxes on certain stock-based arrangements	(17,190)	(1,974)
Proceeds from exercise of stock options	103	1,571
Repurchase of common stock	(4,707)	(24,299)
Net cash provided by (used in) financing activities	484,487	(24,797)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(329)	(107)
Net increase in cash, cash equivalents and restricted cash	105,281	24,907
Cash, cash equivalents and restricted cash, beginning of period	59,551	47,465
Cash, cash equivalents and restricted cash, end of period	$164,832	$72,372

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,177	$—
Net cash paid for income taxes	$875	$—
Schedule of non-cash investing activities:
REMAX Acquisition consideration and replacement awards	$373,907	$—

See accompanying notes to unaudited condensed consolidated financial statements.

Real REMAX Group Inc. Q3 2026 Form 10-Q8

Real REMAX Group Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1. Nature Of Business (Business and Organization)

Real REMAX Group Inc. (the “Company") is a technology-enabled global real estate services company engaged in residential real estate brokerage, real estate franchising, and other adjacent real estate services. On August 24, 2026, The Real Brokerage Inc. (“Real”) completed its acquisition of RE/MAX Holdings, Inc. (“REMAX”), and, pursuant to the merger agreement governing the acquisition, both Real and REMAX became subsidiaries of the Company, which was a newly formed holding company (the “Transaction”). See Note 5, Acquisitions, for additional information.

Under the Real brand the Company operates a digital real estate brokerage platform throughout the United States (“U.S.”) and Canada. Revenue from these operations is generated primarily from commissions earned on real estate transactions.

Under the REMAX brand the Company operates a global real estate franchise network. REMAX-branded brokerages are independently owned and operated. Revenue is generated principally from continuing franchise fees, annual dues, broker fees and franchise sales and renewals.

The Company’s other businesses include mortgage brokerage, title and escrow services, financial technology solutions, and lending products, conducted primarily through One Real Mortgage, One Real Title, Real Wallet, Motto Mortgage and wemlo. The Company is no longer selling new Motto Mortgage franchises.

Through its brokerage, franchising, and other service offerings, the Company provides real estate professionals with technology, brand recognition, operational support, and business growth opportunities across the real estate lifecycle.

2. Summary of Significant Accounting Policies

The significant accounting policies described below have been applied consistently to all periods presented.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.

The financial information as of December 31, 2025, included in this quarterly report was derived from the audited consolidated financial statements of Real, the Company’s accounting predecessor. Such financial information should be read in conjunction with the consolidated financial statements included in The Real Brokerage Inc. 2025 Annual Report on Form 40-F. The results of REMAX. are included beginning August 25, 2026.

Certain prior period amounts may have been reclassified to conform to the current period presentation. Interim results may not be indicative of full-year performance.

On August 24, 2026, Real effected a 1-for-10 reverse stock split of its common stock. All share and per share amounts presented herein have been retroactively adjusted to reflect the reverse stock split. All dollar amounts are in U.S. dollars unless otherwise stated.

Basis of Consolidation

The condensed consolidated financial statements incorporate the financial statements of the Company and its wholly-owned subsidiaries and controlled entities.

Consolidation of a subsidiary begins when the Company obtains control over the subsidiary and ceases when the Company loses control of the subsidiary.

Real REMAX Group Inc. Q3 2026 Form 10-Q9

All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the accompanying condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, as well as disclosures of contingent liabilities. Actual results could differ from those estimates.

Revenue Recognition

The Company generates most of its revenue from contracts with customers. Its principal revenue streams are described below:

●	Brokerage. Brokerage revenue consists primarily of commissions earned on the sale of real estate transactions. The Company is contractually obligated to provide services for the fulfillment of transfer of real estate between buyers and sellers (its customers). The Company satisfies its performance obligations through closing of a transaction and provides services between the agents and buyers and sellers as a principal (the Company holds the brokerage license which is essential for the real estate transaction). Accordingly, the Company recognizes revenues in the gross commission amount of consideration.
●	Franchise. Franchise revenue consists primarily of fees associated with franchising the REMAX brand. Franchise agreements provide franchisees common use and promotion of REMAX trademarks; access to related marketing and promotional materials; technology; tools and education; standardized supplies and recommended procedures for operations of REMAX offices. The Company concluded that these benefits are highly related and all part of one performance obligation for each franchise agreement, a license of symbolic intellectual property that is billed through a variety of fees as described below.
o	Continuing franchise fees are fixed contractual fees paid monthly by regional franchise owners based on the number of affiliated agents in the respective franchised region or office. Continuing franchise fees are recognized in the month for which the fee is billed.
o	Annual dues are fixed membership fees paid annually by REMAX agents directly to the Company. The Company defers the annual dues revenue when billed and recognizes the revenue ratably over the applicable 12-month period. See “Deferred Revenue” and “Capitalized Contract Costs” below for a reconciliation of the activity in the Company’s deferred revenue for annual dues.
o	Broker fees are assessed against real estate commissions paid by customers when a REMAX agent advises on the purchase or sale of a property. Generally, the amount paid is 1% of the total commission on the transaction and the revenue from broker fees is recognized in the month when a home sale transaction occurs. The Company has pricing components that cap broker fees at certain commission levels. For franchise agreements containing capped broker fee arrangements, revenue is estimated and recognized ratably over the applicable period.
o	Franchise sales and renewals are recognized over the contractual term of the franchise agreement, which is typically five years for REMAX. See “Deferred Revenue” and “Capitalized Contract Costs” below for a reconciliation of the activity in the Company’s deferred revenue for franchise sales.
o	Marketing Funds fees are fixed contractual fees paid monthly by franchisees based on the number of REMAX agents in the respective franchised region or office. The Company is obligated to use these funds for franchise marketing and related activities to build brand awareness and to support agent marketing technology. Amounts received into the Marketing Funds are recognized as revenue in the month for which the fee is billed.
o	All assets of the Marketing Funds are contractually restricted for the benefit of franchisees, and the Company recognizes an equal and offsetting liability on the Company’s balance sheet for all amounts received. This results in recording an equal and offsetting amount of expenses, against all revenues such that there is no impact to overall profitability of the Company from these revenues.
●	Other revenue consists primarily of mortgage brokerage, title and escrow, financial technology, mortgage franchising and mortgage processing services. Mortgage brokerage revenue is recognized when loans are

Real REMAX Group Inc. Q3 2026 Form 10-Q10

funded, while title and escrow revenue is recognized upon closing of the related transactions. Real Wallet service fees are recognized as services are provided, and interest income on lending products is recognized as earned. Mortgage franchise fees are recognized over the applicable service periods, while mortgage processing revenue is recognized as services are performed.

Deferred Revenue and Capitalized Contract Costs

Deferred revenue primarily relates to franchise sales and renewals, annual dues, and broker fees. Other deferred revenue primarily relates to events and related services. Deferred revenue is included in “Deferred revenue” and “Deferred revenue, net of current portion” on the Condensed Consolidated Balance Sheets. Changes in deferred revenue were as follows (in thousands):

	Balance at		Revenue	Balance at
	August 24, 2026 (a)	New billings	recognized	September 30, 2026
Franchise sales	$16,694	$98	$(1,298)	$15,494
Annual dues	11,482	2,889	(3,053)	11,318
Broker fees and Other	5,407	3,581	(4,802)	4,186
	$33,583	$6,568	$(9,153)	$30,998

(a)	The Company assumed contract liabilities in connection with the Transaction on August 24, 2026. Accordingly, the opening contract liability balance presented for purposes of the revenue recognition disclosure is the balance as of the acquisition date rather than as of January 1, 2026.

Capitalized contract costs include commissions paid on Franchise sales and other contract costs that are recognized as an asset and amortized over the contract life of the franchise agreement. The activity in the Company’s capitalized contract costs (which are included in “Other current assets” and “Other assets, net of current portion” on the Condensed Consolidated Balance Sheets) consist of the following (in thousands):

		Additions to
	Balance at	contract costs	Expense	Balance at
	August 24, 2026 (a)	for new activity (b)	recognized	September 30, 2026
Capitalized contract costs	$5,878	$16	$(574)	$5,320
(a)	Additions to contract costs for new activity that are transacted in Canadian dollars have been translated into U.S. dollars at the balance sheet date.

Transaction Price Allocated to the Remaining Performance Obligations

The following table presents revenue expected to be recognized from unsatisfied or partially unsatisfied performance obligations as of September 30, 2026 (in thousands):

	Remainder of 2026	2027	2028	2029	2030	2031	Thereafter	Total
Franchise sales	$1,393	$4,838	$3,641	$2,485	$1,466	$575	$1,096	$15,494
Annual dues	5,306	6,012	—	—	—	—	—	11,318
Total (a)	$6,699	$10,850	$3,641	$2,485	$1,466	$575	$1,096	$26,812

(a)	This amount differs from total deferred revenue of $31.0 million because deferred revenue also includes approximately $4.2 million related to broker fees and other arrangements for which the Company expects to recognize substantially all of the associated revenue within one year and has elected to apply the practical expedient not to disclose the related remaining performance obligations.

Real REMAX Group Inc. Q3 2026 Form 10-Q11

Disaggregated Revenue

In the following table, revenue is disaggregated by segment and by geographical area (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
U.S.	$612,538	$494,620	$1,668,786	$1,288,888
Canada	81,458	69,361	180,996	162,486
Global	1,503	1,326	4,643	3,127
Brokerage	695,499	565,307	1,854,425	1,454,501
U.S.	18,500	-	18,500	-
Canada	6,526	-	6,526	-
Global	2,072	-	2,072	-
Franchise	27,098	—	27,098	—
U.S.	5,245	3,163	12,271	8,581
Canada	86	79	260	195
Other	5,331	3,242	12,531	8,776
Total	$727,928	$568,549	$1,894,054	$1,463,277

Cost of Sales

Cost of Sales consists primarily of real estate commissions paid to affiliated real estate agents and other brokerages, net of certain fees charged to agents, as well as direct costs associated with mortgage, title, and financial technology services.

Cash, Cash Equivalents and Restricted Cash

In the Condensed Consolidated Balance Sheets, cash and cash equivalents include cash on hand, demand deposits, and highly liquid investments, including money market funds, that are readily convertible into known amounts of cash and subject to an insignificant risk of changes in value.

Restricted cash consists primarily of funds held in escrow on behalf of real estate customers and funds contractually restricted for franchise marketing and related activities. Escrow funds are held on behalf of buyers and sellers in connection with real estate transactions and are not available for the Company's general operating purposes. The Company recognizes corresponding liabilities for customer deposits and restricted Marketing Funds balances, as applicable.

The following table reconciles cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets to the total of the same amounts shown on the condensed consolidated statements of cash flows:

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$102,526	$33,213
Restricted cash:
Marketing Funds (a)	18,591	—
Settlement Fund (b)	1,500	—
Customer Deposits & Other (c)	42,215	26,338
Total cash, cash equivalents and restricted cash	$164,832	$59,551

(a)	All cash held by the Marketing Funds is contractually restricted, pursuant to the applicable franchise agreements.
(b)	Represents the amount held in the qualified settlement escrow fund under the Batton Settlement Agreement (as defined below). See Note 14, Commitments and Contingencies, for additional information.
(c)	Customer deposits and other cash is held in escrow by the Company’s brokers and agents on behalf of real estate buyers where the Company does not have unilateral access to the funds. The Company recognizes a corresponding customer deposit liability until the funds are released.

Real REMAX Group Inc. Q3 2026 Form 10-Q12

Services Provided to the Marketing Funds by Franchise

The Franchise business charges the Marketing Funds for services provided and costs incurred on their behalf, including (a) building and maintaining the remax.com and remax.ca websites and mobile apps, (b) developing and maintaining REMAX agent and consumer-facing technology, (c) providing dedicated employees focused on REMAX consumer-facing marketing initiatives, and (d) providing various administrative services including customer support of technology, accounting and legal services. The costs charged to the Marketing Funds for both the three and nine months ended September 30, 2026 were $1.4 million.

Accounts and Notes Receivable

Accounts receivable arise primarily from Brokerage and Franchise operations and generally do not bear interest. The Franchise business also provides limited financing of certain franchise sales through the issuance of notes receivable, with associated interest recognized in interest income. Amounts collected on notes receivable are included in “Net cash provided by operating activities”. As of September 30, 2026, the current portion of notes receivable was approximately $2.0 million and is included in “Accounts and notes receivable, net of allowances” on the Condensed Consolidated Balance Sheets.

The Company maintains allowances for expected credit losses on accounts and notes receivable based on historical experience, customer-specific credit risk, and current and forecasted economic conditions. Changes in the allowances are recognized in “General and administrative expenses” in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss). As of September 30, 2026, the total allowance for expected credit losses related to the Franchise business was $0.7 million.

Financing Receivables, net

The Company provides loans to affiliated Brokerage agents under the Real Wallet program and related products, typically with terms of one year. The associated interest income is recognized in revenue. Financing Receivables are reported in the Condensed Consolidated Balance Sheets and recorded at the outstanding principal amount, including accrued interest, less allowances for expected credit losses.

The Company estimates expected credit losses on financing receivables based on historical loss experience, agent-specific credit-risk, and current and forecasted economic conditions to inform adjustments to expected losses. The allowance for credit losses related to financing receivables was immaterial for the periods ending September 30, 2026 and December 31, 2025.

Other Current Assets and Other Assets, Net of Current Portion

Other current assets and Other assets, net of current portion consist of the following (in thousands):

	September 30,	December 31,
	2026	2025
Prepaid expenses	$13,940	$2,194
Capitalized contract costs	1,144	—
Taxes Receivable	8,176	296
Other	901	543
Other current assets	$24,161	$3,033

Capitalized contract costs, net of current portion	$4,176	$—
Notes receivable, net of current portion	2,941	2,308
Other	465	—
Other assets, net of current portion	$7,582	$2,308

Real REMAX Group Inc. Q3 2026 Form 10-Q13

Property and Equipment

Recognition and measurement

Property and equipment are measured at cost less accumulated depreciation and impairment losses. If significant parts of an item of property and equipment have different useful lives, then they are accounted for as separate items (significant components) of property and equipment.

Any gain or loss on disposal of an item of property and equipment is recognized in net income (loss).

Depreciation

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Computer hardware:5 years

Furniture and fixtures:5-10 years

Depreciation methods, useful lives and residual values are reviewed at each reporting date and adjusted, if appropriate.

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Furniture, fixture, and equipment	$4,091	$1,382
Leasehold improvements	2,476	—
Total property and equipment	6,567	1,382
Less accumulated depreciation	(1,023)	(624)
Total property and equipment, net	$5,544	$758

Depreciation expense for the three months ended September 30, 2026, and 2025 was $0.2 million and $0.1 million, respectively, and $0.4 million and $0.2 million for the nine months ended September 30, 2026 and 2025, respectively.

Leases

The Company determines whether an arrangement contains a lease at inception. The Company’s leases consist primarily of operating leases for office space, and are included within “Operating lease right of use assets”, “Operating lease liabilities” and “Operating lease liabilities, net of current portion” on the Condensed Consolidated Balance Sheets.

Operating lease right-of-use (“ROU”) assets and lease liabilities are recognized at commencement based on the present value of lease payments over the lease term. When an implicit rate is not readily determinable, the Company uses its incremental borrowing rate in determining the present value of lease payments. Renewal options are included in the lease term when reasonably certain to be exercised.

Operating lease expense is recognized on a straight-line basis over the lease term and is recorded to “General and administrative expenses.” Variable lease payments consist of non-lease services related to the lease. Variable lease payments are excluded from the ROU assets and lease liabilities and are expensed as incurred.

The Company has made an accounting policy election not to recognize ROU assets and lease liabilities for leases with terms of 12 months or less that do not contain a purchase option reasonably certain to be exercised. Lease expense for these arrangements is recognized on a straight-line basis over the lease term.

Real REMAX Group Inc. Q3 2026 Form 10-Q14

Intangible Assets

Customer Relationships and purchased technologies

The Company’s customer relationships and purchased technologies are finite-lived intangible assets. Determining their acquisition-date fair value requires management’s judgment and often involves third-party valuation specialists and significant estimates and assumptions, including future cash flows, discount rates, replacement costs, and estimated useful lives, among other estimates. These estimates may significantly affect our condensed consolidated financial statements, such as through depreciation and amortization expense. Customer relationships and purchased technologies are amortized on a straight-line basis over their estimated useful lives of five years.

Franchise Agreements

Franchise agreements represent franchise rights acquired in connection with the Transaction and are initially recorded at fair value. These assets are amortized on a straight-line basis over their estimated useful lives.

Trademark and tradename

Trademarks and trade names consist primarily of acquired brand names, trademarks, trade names, and related intellectual property rights. Those determined to have indefinite useful lives are not amortized but are evaluated for impairment annually, or more frequently if events or changes in circumstances indicate potential impairment.

Capitalized Software

The Company capitalizes qualifying internal-use software development costs after the preliminary project stage is complete and the applicable capitalization criteria are met, with the amounts presented in “Other intangibles assets, net”. Capitalized costs are amortized over their estimated useful lives once the software is ready for its intended use. Capitalized costs were immaterial for the three and nine months ended September 30, 2026, and the year ended December 31, 2025.

Impairment

The Company reviews its intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is assessed by comparing the carrying amount of an asset group to estimated undiscounted future cash flows. If the asset group is not recoverable, an impairment loss is recognized for the amount by which the carrying value exceeds fair value.

Research and Development

Research and development expense consists primarily of salaries and benefits, stock-based compensation, and other related expenses. The Company expenses research and development costs as incurred and records them in research and development expenses, except as described under “Capitalized Software” above.

Stock-based compensation

The Company grants stock-based awards to employees, directors and affiliated real estate agents, primarily in the form of restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”). Each RSU generally entitles the holder to receive one share of Common Stock upon settlement. The Company's RSUs have historically been settled in common stock and are classified as equity awards.

Stock-based compensation expense is generally measured at grant-date fair value and recognized over the applicable requisite service period, with a corresponding increase in equity. For awards that vest in multiple tranches, the Company recognizes compensation expense separately for each vesting tranche over its respective requisite service period. The Company accounts for forfeitures as they occur.

Certain awards are subject to market-based or performance-based vesting conditions. For awards with market-based vesting conditions, grant-date fair value reflects the applicable market conditions, and compensation expense is recognized over the requisite service period regardless of whether those conditions are ultimately achieved, provided applicable service conditions are satisfied. For awards with performance-based vesting conditions, stock-based

Real REMAX Group Inc. Q3 2026 Form 10-Q15

compensation expense is recognized when achievement is probable and adjusted at each reporting date based on the expected achievement of those conditions.

RSUs purchased through the Company's agent stock purchase program (the “Agent Stock Purchase Program”) are nonforfeitable and generally settle one year after grant. The related stock-based compensation expense is recognized immediately upon grant in “Cost of sales” the Condensed Consolidated Statement of Comprehensive Income (Loss), with a corresponding increase in equity. Other agent incentive awards are generally subject to continued service requirements, with compensation expense recognized over the applicable requisite service period in “Marketing expenses” in the Condensed Consolidated Statement of Income (Loss).

Income Taxes

The Company accounts for income taxes using the asset and liability method under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences of operating loss and tax credit carryforwards, and temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. These balances are measured using enacted tax rates expected to apply when the differences reverse. A valuation allowance is recorded to reduce deferred tax assets if it is more likely than not that some or all of the assets will not be realized.

The tax benefit of an uncertain tax position is recognized only if it is more likely than not to be sustained upon examination. Interest and penalties related to unrecognized tax benefits are recorded within the provision for income taxes.

Foreign Currency

Foreign currency transactions and balances

Transactions in foreign currencies are recorded using exchange rates in effect on the date of transaction. Monetary assets and liabilities denominated in foreign currencies are remeasured at exchange rates in effect at the reporting date, with resulting gains and losses recognized in earnings. Non-monetary assets and liabilities denominated in a foreign currency and measured at historical cost are translated using exchange rates in effect on the transaction date, while those measured at fair value are translated using the exchange rates in effect when fair value is determined. Foreign currency transaction gains and losses resulting from remeasurement are recognized in the Condensed Consolidated Statements of Comprehensive Income (Loss).

Foreign operations

The assets and liabilities of foreign operations, including goodwill and fair value adjustments arising on acquisition, are translated into U.S. dollars at exchange rates in effect at the reporting date, while revenues and expenses are translated using average exchange rates during the period. Resulting translation adjustments are recorded in other comprehensive income (loss). Upon disposal of a foreign operation, the relevant amount within accumulated other comprehensive income or loss is reclassified to earnings.

Foreign Currency Derivatives

The Company uses short-term foreign currency forward contracts to manage exposure to foreign currency exchange rate fluctuations, primarily related to Canadian dollar-denominated intercompany balances. These contracts generally mature within a few months and are not designated as accounting hedges. Changes in the fair value of the contracts, together with foreign currency gains and losses on the underlying monetary balances, are recognized in “Other expenses, net” on the Condensed Consolidated Statements of Comprehensive Income (Loss).

Cash flows associated with these contracts are included within “Net cash provided by operating activities” on the Condensed Consolidated Statements of Cash Flows. The net gain recognized by the Company for both the three and nine months ended September 30, 2026 was immaterial.

Investments in Equity Securities

The Company’s investments in equity securities include securities without readily determinable fair values. For investments without readily determinable fair values, the Company has elected to use the measurement alternative, under which the investment is measured at its cost minus impairment, if any, plus or minus changes resulting from observable

Real REMAX Group Inc. Q3 2026 Form 10-Q16

price changes in orderly transactions for the identical or a similar investment of the same issuer. This election is reassessed each reporting period to determine whether non-marketable equity investments have a readily determinable fair value, in which case they would no longer be eligible for this election. Indicators of impairment may include negative changes in the industry, unfavorable market conditions, weak financial performance, or other relevant events and factors. No impairment was recorded in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine month periods ending September 30, 2026 and 2025.

Goodwill

Goodwill represents the excess consideration transferred over the estimated fair value of identified net assets acquired and liabilities assumed in a business combination. The Company evaluates goodwill for impairment on an annual basis in the fourth fiscal quarter or on an interim basis if an event occurs or circumstances indicate potential impairment.

The Company may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit’s fair value is less than its carrying value. If the assessment indicates potential impairment, or if the Company elects to bypass the qualitative assessment, a quantitative impairment test is performed by comparing the reporting unit’s fair value with its carrying amount. An impairment loss is recognized to the extent the carrying amount exceeds fair value.

Impairment

The Company periodically evaluates long-lived assets held and used for impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. When assets are considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

Business Combinations

The Company accounts for business combinations using the acquisition method, under which the purchase consideration is allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated acquisition-date fair values, with any excess recorded as goodwill. Contingent consideration, when applicable, is measured at fair value as of the acquisition date.

Estimating fair values requires significant judgments, estimates and assumptions including but not limited to: discount rates, future cash flows and the economic lives of acquired intangible assets. These estimates are based on historical experience and information obtained from the management of the acquired companies and are inherently uncertain.

Revenue Share

The Company has a revenue share program where affiliated agents can earn additional income based on real estate transactions completed by agents they have attracted to the Company. Revenue share payments are determined based on (1) the number of qualifying agents attracted to the Company and (2) the amount earned by the Company from real estate transactions consummated by such agents. Brokers are eligible to earn up to 1% of the revenue share that is generated by transactions closed in their states. Revenue share expenses are included in marketing expenses in the Condensed Consolidated Statements of Comprehensive Income (Loss).

Advertising Costs

Advertising costs are expensed as incurred and included in marketing expenses in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss).

Real REMAX Group Inc. Q3 2026 Form 10-Q17

Litigation

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business some of which involve claims for damages that are substantial in amount. The Company is also from time to time subject to legal proceedings outside the ordinary course. Some of these matters may be covered by insurance, which contain deductibles, exclusions, claim limits and aggregate policy limits. While the ultimate liability for these legal proceedings cannot be determined, the Company uses judgment in the evaluation of claims and the need for accrual for loss contingencies quarterly. The Company records an accrual for litigation-related losses where the likelihood of loss is both probable and estimable. The Company records legal fees for litigation as the legal services are provided.

Related Party Transactions

The Company makes certain payments to one of its directors for services provided in the director’s capacity as a real estate agent. Such payments include commissions, revenue share, and equity-based awards, which are recorded within cost of sales and marketing expenses. These transactions are conducted at arm’s-length terms and are immaterial to the Company.

Accounting Policy Developments

Recently Adopted Accounting Pronouncements

The FASB issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which introduces an optional practical expedient for all entities in developing reasonable and supportable forecasts when estimating expected credit losses. ASU 2025-05 is effective for annual periods beginning after December 15, 2025, with early adoption permitted. The Company adopted the practical expedient in ASU 2025-05 on January 1, 2026, and there was no impact on the Company's interim condensed consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses which requires enhanced disclosure of the nature of expenses included in the income statement. The new standard requires disclosures about specific types of expenses included in the functional expense captions presented on the face of the income statement as well as disclosures about selling expenses. ASU 2024-03 will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact ASU 2024-03 will have on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles (Topic 350) – Targeted Improvements to the Accounting for Internal-Use Software, which clarifies and modernizes the accounting for costs related to internal-use software. The amendments remove all references to project stages in ASC 350-40, Internal-Use Software, and clarify the threshold that entities should apply to begin capitalizing costs. The new standard is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years. The amendments can be applied using a prospective, retrospective, or modified transition approach. The Company believes the amendments of ASU 2025-06 will not have a significant impact on the Company’s consolidated financial statements or required disclosures.

3. Basic and Diluted Earnings (Loss) Per Share

The computation of basic and diluted earnings (loss) per share for all periods presented reflects the 1-for-10 reverse stock split effected on August 24, 2026. Accordingly, weighted-average shares outstanding and per-share amounts have been retroactively adjusted to reflect the reverse stock split for all periods presented.

Real REMAX Group Inc. Q3 2026 Form 10-Q18

The following is a reconciliation of the numerator and denominator used in the basic and diluted earnings (loss) per share calculations (in thousands, except per share information):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Weighted average shares of Common Stock outstanding - basic	29,871	21,900	25,020	21,626
Add dilutive effect of the following:
RSUs	—	—	—	—
Options	—	—	—	—
Weighted average Common Stock outstanding - basic and diluted	29,871	21,900	25,020	21,626
Net income (loss) per share
Basic and diluted loss per share	$(2.25)	$(0.02)	$(3.15)	$(0.18)
Diluted loss per share	$(2.25)	$(0.02)	$(3.15)	$(0.18)

The following potential shares of Common Stock (in thousands) are anti-dilutive and are therefore excluded from the weighted average number of common shares for the purpose of diluted earnings per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Options	1,032	1,138	1,032	1,138
RSUs	3,995	1,740	3,995	1,740
Total	5,027	2,878	5,027	2,878

4. Stockholders’ Equity

Common Stock

On August 24, 2026, the Company announced that its Board of Directors authorized a share repurchase program under which the Company may repurchase up to the lesser of $450 million in value, or 25 million shares of its Common Stock. The new authorization superseded and replaced the Company's previously existing share repurchase program. The timing and total amount of stock repurchases, if any, will depend upon market conditions and may be made from time to time in open-market purchases, through privately negotiated transactions or otherwise. This program has no termination date. The program may be modified, suspended or discontinued at any time and does not obligate the Company to acquire any amount of Common Stock. The Company’s ability to effectuate repurchases may be limited by the terms of its Credit Agreement, as further described in Note 9, Debt.

Under the new program from August 24, 2026, through September 30, 2026, the Company repurchased 264,229 shares of Common Stock for an aggregate purchase price of $4.7 million, at an average cost of $17.79 per share. As of September 30, 2026, the lesser of $445.3 million or 24.7 million shares remained available under the program. The Company did not repurchase any shares under Real’s previous program during the three months ended September 30, 2026.

Undesignated Preferred Stock

On August 24, 2026, the Company adopted an amended and restated certificate of incorporation authorizing the Company to issue up to 100 million shares of preferred stock, par value $0.001 per share, all of which is undesignated. As of September 30, 2026, there were no shares of the Company’s preferred stock issued and outstanding.

Real REMAX Group Inc. Q3 2026 Form 10-Q19

Treasury Stock Retirement

Treasury stock is recorded at cost of purchase and presented as a deduction from equity. The following table shows the changes in treasury stock shares for the nine months ended September 30, 2026, and the year ended December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Treasury stock, beginning balance	—	44
Repurchase of Common shares	264	899
Issuance of Treasury stock	—	(186)
Retirement of Treasury stock	—	(757)
Treasury stock, ending balance	264	—

5. Acquisitions

On April 26, 2026, Real entered into a definitive agreement (the “Agreement”) to acquire REMAX (the “Transaction”). On August 24, 2026, both Real and REMAX became subsidiaries of the Company, with Real being the accounting acquirer. The Transaction resulted in the combination of Real and REMAX under Real REMAX Group Inc., whose common shares trade on the Nasdaq Global Select Market under the symbol “REAX”.

In connection with the Transaction, the Company obtained $550 million of debt financing (refer to Note 9, Debt). The proceeds were used to fund a portion of the acquisition consideration, refinance REMAX’s existing indebtedness, and pay related transaction expenses.

The following table summarizes the individual elements within the calculation of total consideration transferred (in thousands):

Cash consideration	$533,844
Share consideration	347,148
Replacement of equity awards	26,759
Total consideration transferred	$907,751

Real REMAX Group Inc. Q3 2026 Form 10-Q20

The following table summarizes the allocation of consideration transferred to the estimated fair values of the net assets acquired by the Company as of the acquisition date (in thousands):

Cash and cash equivalents and restricted cash	$131,034
Accounts and notes receivable, net	21,767
Other current assets	22,525
Property and equipment	5,118
Operating lease right-of-use assets	17,462
Franchise agreements, net (a)	300,000
Other intangible assets, net (b)	205,000
Long-term investments	525
Other assets, net of current portion	5,649
Goodwill	327,915
Total assets	1,036,995
Accounts payable	(4,980)
Accrued liabilities	(48,564)
Deferred revenue	(22,470)
Operating lease liabilities	(9,881)
Other payables	(8,313)
Deferred tax liabilities, net	(13,919)
Deferred revenue, net of current portion	(11,113)
Operating lease liabilities, net of current portion	(7,581)
Other liabilities, net of current portion	(2,423)
Total liabilities	(129,244)
Total purchase price allocated to assets and liabilities	$907,751
(a)	The Company expects to amortize the acquired Franchise agreements over a weighted average useful life of approximately 10 years using the straight-line method.
(b)	Trademarks are included as a component of Other intangible assets, net on the Condensed Consolidated Balance Sheets and have an indefinite useful life.

Identifiable Intangible Assets and Goodwill

The intangible assets above were recorded at fair value in accordance with the acquisition method of accounting. The Company recognized $300.0 million of acquired franchise agreements and $205.0 million of trademarks and trade names. The Company applied the multi-period excess earnings method to value the franchise agreements and the relief from royalty method to value the trade names. These valuations required significant judgment, estimates, and assumptions, including discount rates, revenue growth rates, projected margins, franchisee retention rates and royalty rates. Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Indefinite-lived intangible assets are initially recorded at fair value and are not amortized. They are tested for impairment at least annually, or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable.

The Company recognized $327.9 million of goodwill allocated to the Franchise reporting unit, primarily attributable to anticipated benefits from the combination, including opportunities to expand the Company's current and future product and service offerings across the combined network and the value of the assembled workforce. The goodwill recorded in connection with the Transaction is not expected to be deductible for tax purposes.

Provisional Purchase Price Allocation

The Company has recorded the provisional purchase price allocation as of the acquisition date and expects to finalize its analysis within the measurement period (up to one year from the acquisition date) of the transaction. Any adjustments during the measurement period would have a corresponding offset to goodwill. Upon conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, any subsequent adjustments will be recorded to the Condensed Consolidated Statements of Comprehensive Income (Loss). The amounts above are provisional as the Company has not yet finalized its valuation of the intangible assets and goodwill with its third-party valuation firm or its evaluation of the acquired deferred tax assets and other income tax matters.

Merger Transaction and Integration Expenses

In connection with the Transaction, the Company incurred approximately $52.3 million and $64.2 million in merger and integration expenses, respectively, during the three and nine months ended September 30, 2026. These expenses consisted of professional services, consulting, legal, investment banking, and other transaction-related costs, as well as severance and other personnel-related costs, all of which were expensed as incurred. These expenses are included in “Acquisition costs and integration expenses” in the Condensed Consolidated Statements of Comprehensive Income (Loss).

Real REMAX Group Inc. Q3 2026 Form 10-Q21

The following table summarizes the acquisition-related and integration expenses incurred during the three and nine months ended September 30, 2026 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2026	2026
Legal, investment banking, integration-related costs and other transaction-related expenses	$28,624	$40,518
Severance-related personnel costs	23,708	23,708
Acquisition costs and integration expenses	$52,332	$64,226

In addition to the above, the Company recognized $27.2 million of stock-based compensation for the three and nine months ended September 30, 2026, primarily related to the acceleration of certain equity awards in connection with the Transaction, including awards accelerated upon the termination of certain employees in connection with the Transaction. Stock-based compensation expense is included as a component of “General and administrative expenses” in the Condensed Consolidated Statements of Comprehensive Income (Loss).

Unaudited Pro Forma Financial Information

Pro forma financial information reflects the consolidated results of operations of the Company as if the Transaction had occurred on January 1, 2025. The pro forma information presented below is for illustrative purposes only and should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the Transaction had actually occurred on that date, nor of the results that may be obtained in the future (in thousands).

		Pro Forma
	REMAX actuals	Three Months Ended		Nine Months Ended
	August 25, 2026 -	September 30,		September 30,
	September 30, 2026	2026	2025	2026	2025
Revenue	$28,611	$770,047	$641,796	$2,074,911	$1,683,741
Net income (loss)	$6,869	$(29,927)	$6,010	$(77,584)	$(43,075)

The unaudited pro forma results in the table above include adjustments for debt issuance, accelerated stock-based compensation, additional amortization of acquired finite-lived intangible assets, adjustments for lease costs and the related tax effects assuming the Transaction occurred on January 1, 2025.

6. Intangible Assets and Goodwill

The Company’s finite-lived intangible assets consist primarily of franchise agreements, customer relationships and acquired technology and capitalized software. Franchise agreements are amortized over 10 years, while customer relationships and acquired technology are amortized over five years. The Company also holds indefinite-lived trademarks and trade names, which are not amortized.

Real REMAX Group Inc. Q3 2026 Form 10-Q22

The following table provides the components and Carrying Amount of the Company’s intangible assets (in thousands):

	December 31,		December 31,		REMAX		September 30,
	2024	Additions	2025	Additions	Acquisition	Impairment	2026
Cost
Indefinite-lived trademarks	$25	$—	$25	$—	$205,000	$(11)	$205,014
Franchise agreements	—	—	—	—	300,000	—	300,000
Acquired Technology	1,168	2,750	3,918	—	—	—	3,918
Computer software	2,234	563	2,797	361	—	—	3,158
Customer Relationship	2,839	—	2,839	—	—	—	2,839
Other	456	—	456	—	—	—	456
Total cost	$6,722	$3,313	$10,035	$361	$505,000	$(11)	$515,385

Accumulated Amortization
Franchise agreements	$—	$—	$—	$2,500	$—	$—	$2,500
Acquired Technology	632	509	1,141	503	—	—	1,644
Computer software	615	483	1,098	428	—	—	1,526
Customer Relationships	1,136	567	1,703	426	—	—	2,129
Other	145	92	237	68	—	—	305
Total accumulated amortization	$2,528	$1,651	$4,179	$3,925	$—	$—	$8,104

Carrying amounts	$4,194	1,662	$5,856	$(3,564)	$505,000	$(11)	$507,281

The Company recorded amortization expense of $3.3 million and $0.4 million for the three months ended September 30, 2026, and 2025, respectively and $3.9 million and $0.8 million for the nine months ended September 30, 2026 and 2025, respectively.

As of September 30, 2026, the estimated future amortization expense related to finite-lived intangible assets, including the estimated amortization expense associated with intangible assets assumed with the Company’s acquisitions, is as follows (in thousands):

Remainder of 2026	$7,977
2027	31,856
2028	31,039
2029	30,765
2030	30,375
Thereafter	170,008
$302,020

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination and is recorded in accordance with ASC 350, Intangibles – Goodwill and Other.

The Company evaluates goodwill for impairment at the reporting unit level annually during the fourth quarter, and more frequently if events or changes in circumstances indicate that goodwill may be impaired. The Company first evaluates qualitative factors to determine whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If the qualitative assessment indicates potential impairment, or if the Company elects to bypass the qualitative assessment, a quantitative impairment test is performed. The fair value of each reporting unit is determined primarily using the income approach, which incorporates discounted cash flow analyses, with the market approach used as a corroborative reference.

As of September 30, 2026, there were no events or circumstances indicating potential goodwill impairment and no impairment losses were recorded for the nine months ended September 30, 2026. The accumulated goodwill impairment loss of $723 thousand relates to charges recognized in prior periods.

The following table presents goodwill by reporting unit (in thousands):

Real REMAX Group Inc. Q3 2026 Form 10-Q23

	Brokerage	Franchise	Other	Total
Balance, January 1, 2026	$602	$—	$8,391	$8,993
REMAX Acquisition	—	327,915	—	327,915
Balance, September 30, 2026	$602	$327,915	$8,391	$336,908

7. Leases

As part of the Transaction the Company assumed certain lease agreements and recorded the leases at fair value at acquisition date. The assumed leases were corporate offices, a distribution center, billboards and certain equipment. The Company’s only significant lease is for its REMAX corporate headquarters office building (the “REMAX Headquarters Lease”) which expires in 2028. The Company pays an annual base rent that escalates 3% each year and the REMAX Headquarters Lease has two 10-year optional renewal periods at the Company’s discretion, which is not reasonably certain to be exercised in 2028. The Company also acts as the lessor for six sublease agreements on the REMAX Headquarters Lease, each of which include a renewal option for the lessee to extend the length of the lease, with varying options to renew. The Company does not recognize leases for any offices used by the Company’s franchisees as all franchisees are independently owned and operated.

A summary of the Company’s lease cost is as follows (in thousands, except for weighted-averages):

	Nine Months Ended
	September 30,
	2026	2025
Lease Cost
Operating lease cost (a)	$1,337	$—
Sublease income	(319)	—
Short-term lease cost (b)	584	467
Total lease cost	$1,602	$467
Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$872	—
Weighted-average remaining lease term in years - operating leases	1.8	—
Weighted-average discount rate - operating leases	5.7%	—%
(a)	Includes approximately $0.3 million of taxes, insurance and maintenance.
(b)	Includes expenses associated with short-term leases of billboard advertisements and is included in “Marketing Funds expenses” on the Consolidated Statements of Comprehensive Income (Loss) for the period. In addition, includes short-term lease of office space prior to the Transaction and is included in “General and administrative expenses” on the Consolidated Statements of Comprehensive Income (Loss) for both periods.

Maturities under non-cancellable leases were as follows (in thousands):

	Rent Payments	Sublease Receipts	Total Cash Outflows
Remainder of 2026	$2,614	$(576)	$2,038
2027	10,671	(2,328)	8,343
2028	3,783	(781)	3,002
2029	351	—	351
2030	361	—	361
Thereafter	114	—	114
Total lease payments	$17,894	$(3,685)	$14,209
Less: imputed interest	(850)
Present value of lease liabilities	$17,044

Real REMAX Group Inc. Q3 2026 Form 10-Q24

8. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2026	2025
Marketing Funds (a)	$24,799	$—
Accrued payroll and related employee costs	8,761	69
Accrued brokerage commissions	53,490	32,011
Settlements payable (b)	8,500	—
Revenue share payable (c)	6,118	4,973
Accrued taxes	1,500	—
Other	9,734	1,152
	$112,902	$38,205

(a)	Consists primarily of liabilities recognized to reflect the contractual restriction that all funds collected in the Marketing Funds must be spent for designated purposes. See Note 2, Summary of Significant Accounting Policies, for additional information.
(b)	Represents the settlement payable as part of the settlements of certain industry class-action lawsuits and other legal settlements. See Note 14, Commitments and Contingencies, for additional information.
(c)	Revenue share payable represents amounts owed to agents under the Company's revenue share program. Under this program, eligible agents earn commissions based on the productive activities of agents within their referral network.

The following table presents a roll forward of the severance and related costs liability related to a restructuring as a result of the Transaction, which is in “Accrued payroll and related employee costs” in the table above (in thousands):

Balance January 1, 2026	$—
Severance and other related expenses	23,708
Cash payments and other	(21,419)
Balance September 30, 2026	$2,289

9. Debt

Debt, net of current portion, consists of the following (in thousands):

September 30,
2026
Senior Secured Credit Facility	$525,000
Less unamortized debt issuance costs	(980)
Less unamortized debt discount costs	(10,481)
Less current portion	(30,937)
Debt, net of current portion	$482,602

As of September 30, 2026, maturities of debt are as follows (in thousands):

Remainder of 2026	$—
2027	41,250
2028	41,250
2029	41,250
2030	41,250
2031	360,000
$525,000

Real REMAX Group Inc. Q3 2026 Form 10-Q25

Credit Facility

On August 24, 2026 (the “Closing Date”), in connection with the closing of the Transaction (see Note 5, Acquisitions, for more information.), the Company entered into a Credit Agreement (the “Credit Agreement”) with the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent. The Credit Agreement provides for (i) a $550.0 million senior secured term loan facility (the “Term Loan Facility” and the loans thereunder, the “Term Loans”) and (ii) a $40.0 million senior secured revolving credit facility (the “Revolving Facility” and, together with the Term Loan Facility, the “Credit Facilities”), which includes a $10.0 million letter of credit sub-facility. The Term Loan Facility was fully funded on the Closing Date.

The proceeds of the Term Loan Facility, together with cash on hand, were used to (i) fund a portion of the cash consideration for the Transaction, (ii) repay in full all amounts outstanding under REMAX’s existing credit facility (the “REMAX Credit Agreement”), and (iii) pay related financing and transaction expenses. Proceeds of the Revolving Facility may be used for general corporate purposes permitted under the Credit Agreement.

Maturity and Amortization

The Term Loan Facility matures on August 24, 2031. The Term Loans amortize in equal quarterly installments equal to 1.875% of the original principal amount (approximately $10.3 million per quarter), payable on the last business day of each fiscal quarter beginning with the quarter ending December 31, 2026, with the remaining balance due at maturity. The Revolving Facility terminates on the earlier of August 24, 2031 and the date that is 91 days prior to the maturity of the Term Loans, if any Term Loans remain outstanding at that time. Amounts prepaid on the Term Loans may not be reborrowed.

Interest Rates and Fees

Borrowings under the Credit Facilities bear interest, at the Company’s option, at either (a) the Term Secured Overnight Financing Rate (“Term SOFR”), subject to a floor of 3.00%, plus an applicable margin, or (b) an alternate base rate (“ABR”), subject to a floor of 4.00%, plus an applicable margin. The applicable margin for the Term Loans is 5.50% for Term SOFR loans and 4.50% for ABR loans. The applicable margin for revolving loans is initially 4.00% for Term SOFR loans and 3.00% for ABR loans and, beginning after the delivery of the first compliance certificate, may decrease to as low as 3.50% and 2.50%, respectively, based on the Company’s Total Net Leverage Ratio (as defined in the Credit Agreement). As of September 30, 2026, the Term Loans bore interest at one-month Term SOFR plus 5.50%, representing an interest rate of 9.4%.

The Company pays a commitment fee on the unused portion of the Revolving Facility at an initial rate of 0.50% per annum, which may decrease to 0.375% or 0.25% per annum based on the Total Net Leverage Ratio. As of September 30, 2026, there were no borrowings outstanding under the Revolving Facility, and $40.0 million was available for borrowing.

Prepayments

The Company may voluntarily prepay the Term Loans at any time, subject to a prepayment premium (the “Applicable Premium”). For prepayments made prior to August 24, 2027, the Applicable Premium equals the interest that would have accrued on the prepaid amount through August 24, 2027, plus 1.00% of the principal prepaid. For prepayments made on or after August 24, 2027 but prior to August 24, 2028, the Applicable Premium equals 1.00% of the principal prepaid, and no premium applies thereafter. No Applicable Premium is payable on voluntary prepayments applied to scheduled amortization installments due in the calendar year of the prepayment, or on the first $50.0 million (cumulative) of voluntary prepayments applied to the principal balance due at maturity.

The Credit Agreement requires mandatory prepayments of the Term Loans with (i) 100% of the net cash proceeds of indebtedness not permitted under the Credit Agreement, (ii) 100% of the net cash proceeds of certain non-ordinary course asset sales and casualty events above specified thresholds, subject to reinvestment rights, and (iii) beginning with the fiscal year ending December 31, 2027, a percentage of annual excess cash flow (as defined) of 75%, 50% or 0%, depending on the Company’s First Lien Net Leverage Ratio and the amount of net first lien indebtedness, to the extent the required amount exceeds the greater of $10.0 million and 5% of LTM EBITDA (as defined), less voluntary prepayments made during the year.

Real REMAX Group Inc. Q3 2026 Form 10-Q26

On September 30, 2026, the Company made a voluntary prepayment of $25.0 million on the Term Loans. Of this amount, $10.3 million was applied to the scheduled installment due December 31, 2026, and $14.7 million was applied to the principal balance due at maturity. No Applicable Premium was payable on the prepayment. In connection with the prepayment, the Company recognized accelerated amortization of the original issue discount and debt issuance costs and recorded a $0.3 million loss on early debt extinguishment within “Other expenses, net” in the Condensed Consolidated Statement of Comprehensive Income (Loss). On September 30, 2026, $525.0 million in principal term loans were outstanding under our Term Loan Facility.

Guarantees and Collateral

The obligations under the Credit Agreement are guaranteed by the Company’s existing and future wholly owned subsidiaries, subject to customary exceptions for excluded subsidiaries (including certain foreign, regulated and immaterial subsidiaries). The obligations and guarantees are secured by a first-priority lien on substantially all of the assets of the Company and the subsidiary guarantors, including a pledge of the capital stock of subsidiaries held by the Company and the subsidiary guarantors, subject to customary exceptions.

Covenants

The Credit Agreement contains a financial covenant requiring the Company to maintain a First Lien Net Leverage Ratio (as defined in the Credit Agreement), tested as of the last day of each fiscal quarter beginning with the quarter ending December 31, 2026, not to exceed the following:

Fiscal quarters ending	Maximum Ratio
December 31, 2026 through September 30, 2027	4.50:1.00
December 31, 2027 through September 30, 2028	4.00:1.00
December 31, 2028 through September 30, 2029	3.50:1.00
December 31, 2029 and thereafter	3.00:1.00

The Credit Agreement also contains customary affirmative and negative covenants that, among other things, limit the ability of the Company and its subsidiaries to incur additional indebtedness, grant liens, make investments and acquisitions, dispose of assets and make restricted payments.

In particular, the Company may not declare or pay cash dividends on its common stock, and share repurchases and other non-cash-dividend restricted payments are permitted only under specified baskets, including a $35.0 million general basket (plus retained excess cash flow), an additional $35.0 million basket available when the pro forma First Lien Net Leverage Ratio is less than 2.00:1.00, and an unlimited basket available when the pro forma First Lien Net Leverage Ratio does not exceed 1.65:1.00, in each case subject to the absence of an event of default. Restricted payments may not be funded with proceeds of the Revolving Facility.

The Credit Agreement contains customary events of default, including nonpayment, breach of covenants, cross-defaults bankruptcy and a change of control. Upon an event of default, the lenders may accelerate the outstanding obligations and terminate the revolving commitments. As of September 30, 2026, the Company was in compliance with all covenants under the Credit Agreement. The financial covenant is first tested as of December 31, 2026.

Incremental Facilities

Subject to lender participation and certain conditions, including a pro forma First Lien Net Leverage Ratio of less than 2.00:1.00, the Company may request incremental term loans or increases to the revolving commitments in an aggregate amount of up to the greater of $50.0 million and 25% of LTM EBITDA, plus the amount of certain voluntary prepayments. No lender is obligated to provide any incremental facility.

Original Issue Discount and Debt Issuance Costs

The Term Loans were issued at 98% of par, resulting in an original issue discount of $11.0 million. In connection with the Credit Facilities, the Company incurred $1.4 million of debt issuance costs, consisting of financing fees and other directly attributable costs.

Real REMAX Group Inc. Q3 2026 Form 10-Q27

Of these amounts, $1.0 million attributable to the Term Loans is presented as a direct reduction of the carrying amount of the Term Loans and is amortized to interest expense using the effective interest method over the term of the Term Loans, and $0.4 million attributable to the Revolving Facility is recorded in “Other assets, net of current portion” and amortized to interest expense on a straight-line basis over the term of the Revolving Facility. The effective interest rate on the Term Loans, including the amortization of original issue discount and debt issuance costs, was 10.1% as of September 30, 2026.

In connection with the Agreement, on April 26, 2026, Real obtained a commitment for a $550.0 million, 364-day senior secured bridge facility. The bridge commitment was terminated unused upon entry into the Credit Agreement, and the related commitment fees of $4.9 million were expensed and included in “Other expenses, net” in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2026.

Repayment of REMAX Existing Credit Agreement

At closing of the Transaction, the Company repaid the total outstanding amount of $437.0 million under term loans under the REMAX Credit Agreement, together with $2.0 million of accrued interest. The REMAX Credit Agreement was settled concurrently with the closing of the Transaction and was reflected in the provisional purchase price allocation as consideration transferred at its payoff amount and therefore no loss on extinguishment is recognized.

Interest Expense

Interest expense related to the Credit Facilities consisted of the following (in thousands):

Three and Nine
Months Ended
September 30, 2026 (a)
Contractual interest on Term Loans	$5,314
Amortization of original issue discount and debt issuance costs	253
Commitment and other fees	21
Total interest expense	$5,588

(a) Reflects the period from August 24, 2026 through September 30, 2026. The Company had no outstanding debt during the three and nine months ended September 30, 2025 and as of December 31, 2025. Cash paid for interest was $5.2 million for the nine months ended September 30, 2026.

10. Fair Value Measurements

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

●	Level 1: Quoted prices for identical assets or liabilities in active markets.
●	Level 2: Observable inputs other than Level 1 quoted prices, including quoted prices for similar assets or liabilities in active markets, quoted prices in inactive markets and other observable market inputs.
●	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

A summary of the Company’s assets and liabilities measured at fair value on a recurring basis is as follows (in thousands):

	As of September 30, 2026				As of December 31, 2025
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3

Assets - Investments in financial assets	$6,933	$6,933	$—	$—	$16,731	$16,731	$—	$—
Liabilities - Contingent consideration (a)	$559	$—	$—	$559	$—	$—	$—	$—
(a)	Recorded as a component of “Accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

Real REMAX Group Inc. Q3 2026 Form 10-Q28

The Company is required to pay additional purchase consideration totaling 8% of gross receipts collected by Motto Mortgage Franchise (part of the Other segment) each year through September 30, 2026.

The table below presents a reconciliation of the contingent consideration (in thousands):

Total
Balance at January 1, 2026	$—
Acquired contingent consideration	500
Fair value adjustments	59
Balance at September 30, 2026	$559

The following table summarizes the carrying value and estimated fair value of the Credit Facility (in thousands):

	September 30, 2026
	Carrying Amount	Fair Value Level 2
Credit Facility	$513,539	$513,539

During the nine months ended September 30, 2026, and the year ended December 31, 2025, there were no transfers between Level 1, Level 2 and Level 3.

As of September 30, 2026, and December 31, 2025, the Company’s carrying amounts of financial instruments, including cash and cash equivalents, restricted cash, accounts and notes receivables, financing receivables, accounts payable, and accrued liabilities generally approximate their fair value due to their nature or short-term maturities.

11. Investments

Available-for-Sale Securities at Fair Value

The Company’s investments in financial assets consist primarily of available-for-sale ("AFS") debt securities, which are recorded at fair value and included in “Investments in financial assets” on the Condensed Consolidated Balance Sheets. These investments primarily consist of fixed income securities issued by U.S. government agencies, municipalities, and corporations.

The following table provides a breakdown of the Company's investments in financial assets, measured at fair value, as of September 30, 2026, and December 31, 2025 (in thousands):

	Cost or Amortized Cost	Cost or Amortized Cost	Estimated Fair Value		Dividends,	Gross Unrealized	Estimated Fair Value
	December 31,	September 30,	December 31,	Deposit /	Interest &	Gain /	September 30,
	2025	2026	2025	(Withdraw)	Income	(Loss)	2026
Fixed Income	$16,840	$6,586	$16,628	$(10,298)	$256	$250	$6,836
Investment Certificate	103	97	103	(6)	-	-	97
Total	$16,943	$6,683	$16,731	$(10,304)	$256	$250	$6,933

The fair value of AFS debt securities is affected by changes in market interest rates, credit spreads and other market conditions. Interest income earned on AFS debt securities is recognized in earnings. Unrealized gains and losses resulting from changes in fair value are recorded in other comprehensive income (loss) and are excluded from earnings unless realized or determined to be credit-related.

Equity Investments

On September 30, 2025, the Company acquired a 2.3% minority equity interest in Flyhomes, Inc., a real estate technology company for total consideration of $2.25 million, through the purchase of preferred shares.

Because the investment does not have a readily determinable fair value, the Company accounts for the investment under

Real REMAX Group Inc. Q3 2026 Form 10-Q29

the measurement alternative in ASC 321, Investments – Equity Securities, accounting for investment at cost, less any impairment and adjusted for observable price changes in orderly transactions for the identical or a similar investment.

12. Income Taxes

For the three and nine months ended September 30, 2026, the Company recorded an income tax benefit of $16.2 million and $15.7 million, representing effective tax rates of 19.4% and 16.6%, respectively. The income tax benefit is primarily attributable to a U.S. taxable loss generated by one-time transaction-related costs, partially offset by income tax expense in Canada, Israel, and India, where taxable income could not be fully offset by available tax loss carryforwards. The Company recorded a $0.1 Million tax expense for the three and nine months ended September 30, 2025, as a full valuation allowance was maintained against the deferred tax assets of Real due to a history of cumulative losses. The variance between the Company’s effective tax rates and the U.S. federal statutory rate for the 2026 and 2025 periods was primarily driven by the jurisdictional mix of earnings and losses, as well as this valuation allowance, which remains specific to Real and does not apply to the newly acquired U.S. operations.

In connection with the Transaction, on August 24, 2026, that certain Tax Receivable Agreement, dated as of October 7, 2013 (the “RIHI TRA”), by and between REMAX and RIHI, Inc., a Delaware corporation, was terminated with no payments made thereunder, and the associated liability was derecognized. On September 30, 2026, the Company terminated the remaining tax receivable agreement with Parallaxes Rain Co-Investment, LLC (the “Parallaxes TRA” and, together with the RIHI TRA, the “TRAs”). Pursuant to the termination of the Parallaxes TRA, the Company paid $7.1 million in full settlement of all outstanding and future obligations. As of September 30, 2026, the Company has no further obligations under the TRA.

Valuation Allowance

The Company evaluates the realizability of its deferred tax assets under ASC 740 by considering all available positive and negative evidence. The objective negative evidence from the legacy Company’s three-year cumulative pre-tax loss, driven primarily by the U.S. Settlement Agreement (see Note 14, Commitments and Contingencies), outweighed positive evidence, including forecasts of future profitability. Accordingly, the Company maintains a full valuation allowance against the legacy business’s U.S. net deferred tax assets. This valuation allowance is limited to the legacy Company; no valuation allowance was recorded against deferred tax assets attributable to the acquired business. As of September 30, 2026, the legacy business expects to remain in a three-year cumulative loss position, and the Company recorded a $0.9 million decrease in the related valuation allowance.

Real REMAX Group Inc. Q3 2026 Form 10-Q30

13. Stock-Based Payment Arrangements

The following tables provide a detailed breakdown of the stock-based compensation expense (in thousands) as reported in the Condensed Consolidated Statements of Comprehensive Income (Loss):

	Three Months Ended September 30,
	2026			2025
	Options	RSU	Total	Options	RSU	Total
Cost of Sales – Agent	$—	$13,842	$13,842	$—	$12,555	$12,555
Marketing Expenses – Agent	(28)	5,622	5,594	55	3,880	3,935
Marketing Expenses – FTE	—	42	42	—	43	43
Research and Development – FTE	(18)	430	412	—	339	339
General and Administrative – FTE (a)	13	29,714	29,727	178	2,862	3,040
Total Stock-Based Compensation (b)	$(33)	$49,650	$49,617	$233	$19,679	$19,912
(a)	The Company recognized $26.4 million of accelerated stock-based compensation expense in connection with the completion of the Transaction.
(b)	A portion of the annual corporate bonus earned is to be settled in shares. These amounts are recognized as “Accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets and are not included in “Additional paid-in capital” until the shares are issued.

	Nine Months Ended September 30,
	2026			2025
	Options	RSU	Total	Options	RSU	Total
Cost of Sales – Agent	$—	$37,907	$37,907	$—	$32,757	$32,757
Marketing Expenses – Agent	54	14,623	14,677	180	10,348	10,528
Marketing Expenses – FTE	—	91	91	—	126	126
Research and Development – FTE	(18)	1,178	1,160	3	941	944
General and Administrative – FTE (a)	199	34,388	34,587	640	5,419	6,059
Total Stock-Based Compensation (b)	$235	$88,187	$88,422	$823	$49,591	$50,414
(a)	The Company recognized $26.4 million of accelerated stock-based compensation expense in connection with the completion of the Transaction.
(b)	A portion of the annual corporate bonus earned is to be settled in shares. These amounts are recognized as “Accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets and are not included in “Additional paid-in capital” until the shares are issued.

Stock option plan (equity-settled)

The Company maintains equity-settled stock-based compensation plans under which stock options, restricted stock units, and other stock-based awards may be granted to directors, officers, employees, agents, and other service providers, including independent contractors, of the Company. On August 24, 2026, immediately prior to the consummation of the Transaction, Real effected a 1-for-10 reverse stock split of its common shares. The number of shares authorized or remaining available for issuance under Real’s equity plans, the number of shares subject to outstanding awards, and the applicable exercise prices and other award terms were retroactively adjusted to reflect the reverse stock split.

On August 24, 2026, Real adopted the 2026 Stock Incentive Plan (the “2026 Plan”), which was approved by the Board of Directors on August 24, 2026. The 2026 Plan authorizes the issuance of up to 50 million Common Shares for stock-based compensation awards, and other stock-based awards.

Legacy RE/MAX Holdings Inc. Equity Plans Adopted by the Company

In May of 2023, former REMAX shareholders approved the RE/MAX Holdings, Inc. 2023 Omnibus Incentive Plan (the “2023 REMAX Incentive Plan”). The 2023 REMAX Incentive Plan authorized the issuance of up to 2.8 million shares for stock-based compensation and other stock-based awards. This plan was assumed by the Company with the completion of the Transaction.

Real REMAX Group Inc. Q3 2026 Form 10-Q31

Measurement of Fair Value

The fair value of the options has been measured using the Black-Scholes option pricing model. The Black-Scholes model requires management to make certain assumptions, including the expected life of the stock options, expected volatility, and risk-free interest rate. Service and non-market performance conditions attached to the awards are not considered in measuring fair value.

There were no stock options granted for the three and nine months ended September 30, 2026.

Reconciliation of outstanding stock options

The following table outlines the number of options (in thousands) and weighted-average exercise price:

	As of September 30,
	2026		2025
	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
Outstanding at the beginning of year	1,070	$13.20	1,499	$10.90
Granted	—	$—	4	$47.30
Forfeited/expired	(19)	$1.33	(4)	$7.60
Exercised	(19)	$8.09	(361)	$5.70
Outstanding at end of period	1,032	$13.55	1,138	$12.70
Exercisable at end of period	959	$13.21	932	$11.80

The options outstanding had a weighted average exercise price of $13.55 and $12.70 as of September 30, 2026 and September 30, 2025, respectively. Such outstanding options had a weighted-average remaining contractual life of 5.25 years and 6.1 years as of September 30, 2026 and September 30, 2025, respectively. Weighted average per-share exercise prices for all periods presented have been retroactively adjusted to give effect to the 1-for-10 reverse stock split.

Restricted share units

The Company grants RSUs to real estate agents affiliated with its Real brokerage, directors, officers, employees, and other service providers under its stock-based payment arrangements. Each RSU entitles the holder to receive one share of Common Stock upon vesting and may be settled in shares of Common Stock or, at the Company’s discretion, in cash. RSUs have historically been settled in shares of Common Stock and therefore are classified as equity awards.

RSUs are subject to service-based vesting conditions and, in certain cases, performance-based vesting conditions. Stock-based compensation expense for RSUs is recognized over the applicable vesting period based on the grant date fair value of the award and the estimated number of RSUs expected to vest, with a corresponding increase to additional paid-in capital. The Company accounts for forfeitures as they occur.

Agent RSUs

The Company grants RSUs to agents through multiple stock-based payment arrangements that are designed to support agent retention, productivity, and engagement. Agent RSUs are subject to service-based vesting conditions and are forfeited if the applicable vesting conditions are not satisfied.

Agent Stock Purchase Program RSUs

Under the Agent Stock Purchase Program, agents may acquire RSUs using a portion of their commission that is withheld by the Company. RSUs acquired under this program are not subject to forfeiture and are settled one year after the date of grant. Stock-based compensation expense related to these RSUs is recognized in the period in which the RSUs are granted and is classified within cost of sales, with a corresponding increase to equity.

Bonus RSUs Related to the Agent Purchase Program RSUs

As an incentive to participate in the Agent Stock Purchase Program and remain with the Company following the purchase,

Real REMAX Group Inc. Q3 2026 Form 10-Q32

the Company grants incentive-based RSUs (“Bonus RSUs”). Bonus RSUs vest one year after the date of grant and are subject to forfeiture if the applicable service conditions are not satisfied. The number of Bonus RSUs granted is determined as a percentage of commissions withheld under the Agent Stock Purchase Program, with the applicable percentage dependent on whether the agent has reached their contractual commission cap. Stock-based compensation expense related to Bonus RSUs is recognized over the vesting period and is classified within marketing expense.

Production- and Service-Based Agent RSUs

The Company also grants RSUs to agents in connection with achieving specified production milestones, attracting and retaining productive agents, and making defined contributions to the Company’s agent community. These awards include, among others, production-based Elite awards, capping awards, attracting awards, and cultural or service-based awards. Such RSUs generally vest over a period of up to three years and are subject to forfeiture if vesting conditions are not met. Stock-based compensation expense related to these awards is recognized over the vesting period and is classified within marketing expense.

Employee RSUs

RSUs granted to full-time employees (“FTEs”) are generally subject to service-based vesting conditions and typically vest over a four-year period. Stock-based compensation expense related to employee RSUs is recognized over the vesting period and is classified within general and administrative, research and development, or marketing expense based on the employee's functional department.

Performance-based RSUs

The Company also grants performance-based vesting RSUs that vest upon the achievement of specified performance conditions. Stock-based compensation expense for performance-based RSUs is recognized over the vesting period based on the grant date fair value of the award and the number of awards expected to vest, which is reassessed at each reporting period based on the probability that the performance conditions will be achieved. If it is determined that the performance conditions will not be met, previously recognized compensation expense is reversed.

The Company also grants awards subject to market-based vesting conditions. The grant-date fair value of these awards incorporates the applicable market conditions, and compensation expense is recognized over the requisite service period, provided the applicable service conditions are satisfied, regardless of whether the market conditions are ultimately achieved.

As of September 30, 2026, there were 0.3 million (after giving effect to the 1-for-10 reverse split) performance-based RSUs outstanding and the achievement of the applicable performance conditions was not considered probable. Therefore, no compensation expense was recognized for these awards.

RSU Activity

The following table illustrates the Company’s RSU activity (in thousands of units) under its equity plans:

Restricted Share Units
Balance, December 31, 2024	2,462
Granted	2,002
Vested and issued	(1,311)
Forfeited	(414)
Balance, December 31, 2025	2,739
Granted	6,594
Vested and issued	(2,890)
Forfeited	(189)
Balance, September 30, 2026	6,254

As of September 30, 2026, there was $65.2 million of total unrecognized stock-based compensation expense. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.7 years.

Real REMAX Group Inc. Q3 2026 Form 10-Q33

14. Commitments and Contingencies

From time to time, the Company may be involved in claims, litigation or regulatory inquiries that arise in the ordinary course of business. Such matters could result in legal costs and the diversion of management’s attention and resources. Except as described below, the Company does not believe that the outcome of any individual pending legal or regulatory matter to which it is a party will have a material adverse effect on its consolidated results of operations, financial condition, cash flows or overall business, taken as a whole. The Company may have various other contractual obligations in the normal course of operations. The Company is not materially contingently liable with respect to litigation, claims and environmental matters. Any settlement of claims in excess of amounts recorded will be charged to results of operations as and when such determination is made.

U.S. Antitrust Litigation and Settlements

Moehrl v. NAR et al., Burnett v. NAR et al., Nosalek v. MLS PIN et al.

Beginning in March 2019, multiple putative class action complaints were filed against the National Association of Realtors (“NAR”), or in one case a multiple listing service (“MLS”) defendant rather than NAR, RE/MAX, LLC (a subsidiary of the Company), and other real estate companies, alleging that certain NAR rules (or MLS rules) violated federal and state antitrust laws by inflating broker commissions. The complaints all make substantially similar allegations and seek substantially similar relief. Plaintiffs generally allege that a NAR rule that requires brokers to make a blanket, non-negotiable offer of buyer broker compensation when listing a property, results in increased costs to sellers and violates antitrust law. They further allege that certain defendants use their agreements with franchisees to require adherence to the NAR rule also in violation of antitrust law. Amended complaints added allegations of buyer steering and non-disclosure of buyer-broker compensation. The first of such cases was filed on March 6, 2019 by plaintiff Christopher Moehrl in the U.S. District Court for the Northern District of Illinois (the “Moehrl Class Action”).

Numerous copycat lawsuits to the Moehrl Class Action have been filed. On April 29, 2019, plaintiff Joshua Sitzer and other plaintiffs filed a putative class action lawsuit against NAR, RE/MAX, LLC and other real estate companies in the U.S. District Court for the Western District of Missouri (the “Sitzer-Burnett Class Action”). Additionally, on December 17, 2020, a putative class action was filed against RE/MAX, LLC, MLS Property Information Network, Inc., an MLS, and other real estate companies in the U.S. District Court for the District of Massachusetts (together with the Moehrl Class Action, the Sitzer-Burnett Class Action and the initial copycat lawsuits, the “U.S. Antitrust Litigation”).

On October 5, 2023, RE/MAX, LLC entered into that certain settlement agreement (the “U.S. Settlement Agreement”), by and among RE/MAX, LLC and certain plaintiffs to the U.S. Antitrust Litigation, agreeing to make certain changes to its business practices and to pay a total settlement amount of $55.0 million to resolve all claims set forth in the U.S. Antitrust Litigation. The U.S. Settlement Agreement releases RE/MAX, LLC, its parents, subsidiaries, and affiliates, and REMAX sub-franchisors, franchisees and their sales associates in the U.S. from the U.S. Antitrust Litigation. The settlement does not constitute an admission of liability by RE/MAX, LLC, nor does it concede or validate any of the claims asserted in the litigations. The U.S. Settlement Agreement received final court approval on May 9, 2024 and appeals were filed, including by one of the plaintiffs to the Batton Class Action (as defined below). On September 15, 2026, the Eighth Circuit Court of Appeals affirmed the judgment of the district court granting final approval of the settlement. Objectors have 90 days to file a petition for certiorari with the Supreme Court of the United States (the “Supreme Court”). The settlement will take effect following the appeals process if the appellants are unsuccessful.

Umpa v. NAR, The Real Brokerage Inc., Real Broker, LLC, et al.

In October 2023, a jury in the Sitzer-Burnett Class Action found that an unlawful conspiracy existed in violation of antitrust laws and awarded approximately $1.8 billion against NAR and the two other real estate company defendants. Multiple copycat lawsuits to the U.S. Antitrust Litigation were subsequently filed.

In December 2023, a copycat lawsuit to the U.S. Antitrust Litigation was filed against Real and Real Broker, LLC (together, “Real Broker”, and each a subsidiary of the Company), captioned Umpa v. The National Association of Realtors, et al., which was filed in the U.S. District Court for the Western District of Missouri (the “Umpa Class Action”). On April 7, 2024, Real Broker entered into a settlement agreement to resolve the Umpa Class Action on a nationwide basis (the “Umpa Settlement Agreement”). This settlement conclusively addresses all claims asserted against Real Broker in the Umpa Class Action, releasing Real Broker, its subsidiaries, and its affiliated agents from these claims. The settlement does not constitute an admission of liability by Real Broker, nor does it concede or validate any of the claims asserted in the litigation. Pursuant to the terms of the Umpa Settlement Agreement, in the second quarter of 2024, Real Broker paid $9.25 million into a qualified settlement fund following the court’s preliminary approval of the Umpa Settlement Agreement.

Real REMAX Group Inc. Q3 2026 Form 10-Q34

Additionally, Real Broker agreed to implement specific changes to its business practices. These changes include clarifications about the negotiability of commissions, prohibitions on claims that buyer agent services are free, and the inclusion of listing broker compensation offers in communications with clients. Real Broker agreed to develop training materials to support these practice changes. The Umpa Settlement Agreement received final court approval on October 31, 2024; however, certain objectors filed notice of appeal. On September 1, 2026, the Eighth Circuit Court of Appeals affirmed the judgment of the district court granting final approval. One objector sought rehearing, which was denied by the Eighth Circuit. Objectors have 90 days to file a petition for certiorari with the Supreme Court. The settlement will take effect following the appeals process if the appellants are unsuccessful.

Batton v. NAR, RE/MAX, LLC, et al.

On January 25, 2021, a similar action to the U.S. Antitrust Litigation was filed in the U.S. District Court for the Northern District of Illinois (the “Batton Class Action”) alleging violations of federal antitrust law and unjust enrichment. The complaint makes substantially similar allegations and seeks similar relief as the U.S. Antitrust Litigation but alleges harm to homebuyers rather than home sellers.

On March 19, 2026, RE/MAX, LLC entered into that certain Stipulation and Agreement of Settlement (the “Batton Settlement Agreement”) to resolve all remaining claims against RE/MAX, LLC in the Batton Class Action that were not previously released by the U.S. Settlement Agreement. The Batton Settlement Agreement releases RE/MAX, LLC, its parents, subsidiaries, and affiliates, and REMAX sub-franchisors, franchisees, and their sales associates in the U.S. from the claims. Preliminary approval was granted on March 31, 2026, and final approval was granted on August 4, 2026. Under the Batton Settlement Agreement, RE/MAX, LLC agreed to pay a total settlement amount of $8.5 million into a qualified settlement escrow fund in two installments. The first installment of $1.5 million was required to be paid within fourteen business days of the later of (i) opening the escrow account and provision of funding information to RE/MAX, LLC and (ii) preliminary court approval of the Batton Settlement Agreement; this initial installment was paid on April 22, 2026. The remaining $7.0 million is to be paid within 21 business days following final court approval of the Batton Settlement Agreement, including any appeals. The settlement does not constitute an admission of liability by RE/MAX, LLC, nor does it concede or validate any of the claims asserted in the litigation. The Batton Settlement Agreement would take effect following the successful resolution of any appeals process. As of September 30, 2026, the Company has recorded an $8.5 million liability to “Accrued liabilities” within the Condensed Consolidated Balance Sheets, with a corresponding $1.5 million amount recorded to “Restricted cash” within the Condensed Consolidated Balance Sheets.

Cwynar v. The Real Brokerage Inc.

On June 28, 2025, Real Broker was named as a defendant along with other brokerages in a similar action to the Batton Class Action, captioned Cwynar v. The Real Brokerage Inc., et al., which was filed in the U.S. District Court for the Northern District of Illinois Eastern Division (the “Cwynar Class Action”). On December 31, 2025, Real Broker entered into a settlement agreement to resolve the Cwynar Class Action on a nationwide basis (the “Cwynar Settlement Agreement”). Pursuant to the terms of the Cwynar Settlement Agreement, Real Broker paid $0.75 million into a qualified settlement fund following the court’s preliminary approval of the Cwynar Settlement Agreement in March 2026. This settlement conclusively addresses all claims asserted against Real Broker in the Cwynar Class Action, releasing Real Broker, its parents, subsidiaries, and affiliated agents from these claims. The settlement does not constitute an admission of liability by Real Broker, nor does it concede or validate any of the claims asserted in the litigation. The Cwynar Settlement Agreement is pending final court approval, and would take effect following the successful resolution of any appeals process.

Homie Technology Inc. v. NAR, RE/MAX, LLC, et al.

On August 22, 2024, plaintiff Homie Technology, Inc. (“Homie”) filed suit against the NAR, RE/MAX, LLC, and other real estate companies in the U.S. District Court for the District of Utah. The lawsuit alleges certain NAR rules, many of which were at issue in the U.S. Antitrust Litigations, created a barrier to entry for Homie as a competitor, and that the other defendants agreed and/or conspired to implement such rules and engaged in conduct that foreclosed Homie from competing. RE/MAX, LLC filed a motion to dismiss on October 18, 2024. On July 15, 2025, the court dismissed the lawsuit. Plaintiff appealed and on August 11, 2026, the Tenth Circuit Court of Appeals affirmed the district court’s dismissal of Homie’s claims. Plaintiff have 90 days to file a petition for certiorari with the Supreme Court.

15. Segment Information

The Company identifies an operating segment as a component of the business (i) that engages in business activities from which it may earn revenues and incur expenses, (ii) that has discrete financial information available, and (iii) whose

Real REMAX Group Inc. Q3 2026 Form 10-Q35

operating results are regularly reviewed by the Company's Chief Operating Decision Maker (the “CODM”) to assess performance and allocate resources.

In connection with the Transaction, on August 24, 2026, the Company realigned its operating segments to reflect how the CODM, who is the Company’s Chief Executive Officer, allocates resources and assesses performance. Segment information is prepared on the same basis used by the CODM to manage the business and make decisions regarding resource allocation and performance evaluation. Based on this assessment, the Company has identified two reportable segments, Brokerage and Franchise, with its remaining business activities presented within Other:

●	Brokerage – generates revenue by processing real estate transactions, which entitles the Company to earn commissions.
●	Franchise – comprises the operations of the Company’s owned and independent global franchising operations under the REMAX brand along with Marketing Funds associated with the REMAX brand. These Marketing Funds support REMAX brand marketing campaigns designed to build and maintain brand awareness and the development and operation of agent marketing technology. Marketing Funds are contractually restricted for designated marketing and technology purposes, and related revenues and expenses are included within the Franchise segment.
●	Other – includes the Company’s remaining business activities, as described below:
o	One Real Title – generates revenue by offering title insurance and closing services for residential and commercial transactions.
o	One Real Mortgage – generates revenue from origination fees earned in connection with facilitating mortgage transactions between borrowers and lenders.
o	Real Wallet - generates revenue from interchange fees on Company-branded debit cards, interest income on certain deposit accounts, and interest income and various fees associated with business loans.
o	Motto Mortgage – comprises the operations of the Company’s mortgage brokerage franchise operations under the Motto brand. The Company is no longer selling new Motto mortgage franchises.
o	wemlo loan processing – generates revenue from mortgage loan processing services through the Motto network and other third parties.

Once operating segments are identified, the Company evaluates each segment using both quantitative and qualitative analysis, including current and historical revenue and profitability for each operating segment, to determine whether the segments have similar operating characteristics and whether they meet the criteria for separate disclosure under ASC 280, Segment Reporting.

Based on this evaluation, the Company has determined that it has two reportable segments – Brokerage and Franchise, each of which meets the quantitative thresholds for separate disclosure under ASC 280-10-50-12 and which collectively comprise more than 90% of the Company’s total revenue and income (loss) from operations. Other business activities that do not meet the quantitative thresholds for separate disclosure under ASC 280 are included within "Other”, which comprises the activities described above. Prior period segment information has been recast to conform to the current segment presentation. Comparative periods reflect the historical operations of Real and exclude REMAX operations prior to the acquisition date.

The CODM evaluates segment performance and allocates resources based on segment revenues and segment adjusted earnings before interest, income taxes, depreciation and amortization and other non-cash and non-recurring cash charges or other items (“Adjusted EBITDA”). The CODM uses Adjusted EBITDA, including by comparing actual results to budgeted and forecasted results, to assess the performance of each segment, identify trends affecting the segments, develop forecasts and make operating and capital allocation decisions, including the allocation of resources among the segments. Asset and other balance sheet information is not reported to the CODM.

Adjusted EBITDA is a non-GAAP measure of financial performance that differs from U.S. GAAP, and the Company’s presentation of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies. Except for the adjustments identified below in arriving at Adjusted EBITDA, all segments follow the same basis of presentation and accounting policies as those described throughout the notes to the interim condensed consolidated financial statements and as included herein. See Note 2, Summary of Significant Accounting Policies, for additional information.

Real REMAX Group Inc. Q3 2026 Form 10-Q36

The following tables present revenue and significant expense categories included in the determination of segment Adjusted EBITDA (in thousands). The table also includes a reconciliation of segment Adjusted EBITDA to Net Loss (in thousands):

	For the Three Months Ended September 30, 2026
	Brokerage (a)	Franchise	Other	Total
Revenue	$695,499	$27,098	$5,331	$727,928
Less:
Cost of Sales	631,121	51	1,158	632,330
General and administrative expenses	13,147	5,860	4,631	23,638
Marketing expenses	20,046	1,134	604	21,784
Marketing funds expenses (b)	—	6,672	45	6,717
Research and development expenses	4,523	973	328	5,824
Other income (expenses), net	(111)	624	(66)	447
Segment Adjusted EBITDA	$26,773	$11,784	$(1,369)	$37,188
Reconciliation of segment adjusted EBITDA to loss before tax
Unallocated costs (c)				(3,434)
Stock-based compensation - excluding cost of sales (d)				(35,775)
Stock-based compensation - cost of sales				(13,842)
Depreciation and amortization				(3,577)
Settlement of litigation and impairment charges				(276)
Loss on extinguishment of debt and bridge commitment fees (e)				(5,246)
Restructuring expense				(448)
Acquisition-related severance expense (f)				(23,708)
Other acquisition-related expenses (g)				(28,624)
Other adjustments				249
Interest expense				(5,920)
Loss before tax				$(83,413)

(a)	As of September 30, 2026, approximately $19.6 million of Revenue share expenses were recorded in the Brokerage segment.
(b)	Marketing fund expenses are comprised of the Company’s Franchise marketing campaigns designed to build and maintain brand awareness and the development and operation of franchise agent marketing technology. The Marketing Funds operate at no profit and are included in the Franchise segment. See Note 2, Summary of Significant Accounting Policies, for additional information.
(c)	As of September 30, 2026, Unallocated costs is not considered a reportable segment and is primarily included in General and administrative expenses.
(d)	Includes $27.2 million primarily related to accelerated vestings as a result of the Transaction.
(e)	Mainly represents the write off of bridge loan commitment fees during the three months ended September 30, 2026.
(f)	Severance and personnel- related expenses related to the Transaction.
(g)	These expenses consisted of professional services, consulting, legal, investment banking, and other transaction-related costs.

Real REMAX Group Inc. Q3 2026 Form 10-Q37

	For the Three Months Ended September 30, 2025
	Brokerage (a)	Franchise	Other	Total
Revenue	$565,307	$—	$3,242	$568,549
Less:
Cost of Sales	510,009	—	1,128	511,137
General and administrative expenses	11,673	—	2,824	14,497
Marketing expenses	17,003	—	39	17,042
Research and development expenses	4,133	—	51	4,184
Other income (expenses), net	(146)	—	(35)	(181)
Segment Adjusted EBITDA	$22,635	$—	$(765)	$21,870
Reconciliation of segment adjusted EBITDA to loss before tax
Unallocated costs (b)				(1,499)
Stock-based compensation - excluding cost of sales				(7,357)
Stock-based compensation - cost of sales				(12,555)
Depreciation and amortization				(567)
Other adjustments				(138)
Interest expense				55
Loss before tax				$(191)

(a)	As of September 30, 2026, approximately $15.7 million of Revenue share expenses were recorded in the Brokerage segment.
(b)	As of September 30, 2026, Unallocated costs is not considered a reportable segment and is primarily included in General and administrative expenses.

	For the Nine Months Ended September 30, 2026
	Brokerage (a)	Franchise	Other	Total
Revenue	$1,854,425	$27,098	$12,531	$1,894,054
Less:
Cost of Sales	1,670,208	51	3,720	1,673,979
General and administrative expenses	37,585	5,860	10,331	53,776
Marketing expenses	59,974	1,134	751	61,859
Marketing funds expenses (b)	—	6,672	45	6,717
Research and development expenses	13,588	973	453	15,014
Other income (expenses), net	(273)	624	(202)	149
Segment Adjusted EBITDA	$73,343	$11,784	$(2,567)	$82,560
Reconciliation of segment adjusted EBITDA to loss before tax
Unallocated costs (c)				(6,324)
Stock-based compensation - excluding cost of sales				(50,514)
Stock-based compensation - cost of sales				(37,908)
Depreciation and amortization				(4,705)
Settlement of litigation and impairment charges (d)				(385)
Loss on extinguishment of debt and bridge commitment fees (e)				(5,246)
Restructuring expense				(1,161)
Acquisition-related severance expense (f)				(23,708)
Other acquisition-related expenses (g)				(40,518)
Other adjustments				201
Interest expense				(6,588)
Loss before tax				$(94,296)

(a)	As of September 30, 2026, approximately $57.2 million of Revenue share expenses were recorded in the Brokerage segment.
(b)	Marketing fund expenses are comprised of the Company’s Franchise marketing campaigns designed to build and maintain brand awareness and the development and operation of franchise agent marketing technology. The Marketing Funds operate at no profit and are included in the Franchise segment. See Note 2, Summary of Significant Accounting Policies, for additional information.
(c)	As of September 30, 2026, Unallocated costs is not considered a reportable segment and is primarily included in General and administrative expenses.
(d)	Litigation settlement charges. See Note 14, Commitments and Contingencies for additional information.
(e)	Mainly represents the write off of bridge loan commitment fees during the nine months ended September 30, 2026

Real REMAX Group Inc. Q3 2026 Form 10-Q38

(f)	Severance and personnel-related expense related to the Transaction.
(g)	These expenses consisted of professional services, consulting, legal, investment banking, and other transaction-related costs.

	For the Nine Months Ended September 30, 2025
	Brokerage (a)	Franchise	Other	Total
Revenue	$1,454,501	$—	$8,776	$1,463,277
Less:
Cost of Sales	1,300,793	—	3,074	1,303,867
General and administrative expenses	35,062	—	8,938	44,000
Marketing expenses	51,045	—	168	51,213
Research and development expenses	11,163	—	156	11,319
Other income (expenses), net	(2,402)	—	(91)	(2,493)
Segment Adjusted EBITDA	$58,840	$—	$(3,469)	$55,371
Reconciliation of segment adjusted EBITDA to loss before tax
Unallocated costs (b)				(6,681)
Stock-based compensation - excluding cost of sales				(17,657)
Stock-based compensation - cost of sales				(32,757)
Depreciation and amortization				(1,344)
Settlement of litigation and impairment charges				(27)
Restructuring expense				(250)
Other adjustments				(583)
Interest expense				166
Loss before tax				$(3,762)

(a)	As of September 30, 2026, approximately $45.9 million of Revenue share expenses were recorded in the Brokerage segment
(b)	As of September 30, 2026, Unallocated costs is not considered a reportable segment and is included in General and administrative expenses.

Segment revenue reported above represents revenue generated from external customers. Intersegment shared service allocations represent charges to Brokerage, Franchise and Other from the unallocated costs for centralized support functions, including executive leadership, finance, accounting, legal, human resources, information technology, facilities and other administrative services. These costs are allocated to the operating segments using methodologies that management believes are representative of the services provided, including relative revenue, headcount, usage metrics, or other applicable allocation drivers. Such allocations are reflected in the operating results reviewed by the CODM and are included in segment profit or loss.

Real REMAX Group Inc. Q3 2026 Form 10-Q39

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help readers understand the business, financial condition and results of operations of Real REMAX Group Inc. and its consolidated subsidiaries for the three and nine months ended September 30, 2026. This discussion should be read in conjunction with Item 1. Financial Statements. Our MD&A is presented in the following sections:

●	Business Overview
●	Recent Developments
●	Key Business Metrics
●	Results of Operations
●	Non-GAAP Financial Measures
●	Segment Operating Performance
●	Liquidity and Capital Resources
●	Critical Accounting Estimates

Business Overview

Real REMAX Group Inc. ("Real REMAX Group," the "Company," "we," "our," or "us") is a technology-enabled global real estate platform spanning brokerage, franchising, and adjacent real estate services. Formed through the combination of The Real Brokerage Inc. ("Real") and RE/MAX Holdings, Inc. ("RE/MAX Holdings" or “REMAX”), the Company brings together Real's AI-powered technology platform, agent-centric brokerage model, and growing community of real estate professionals with RE/MAX's globally recognized brand, established franchise network, and extensive international presence.

The Company's strategy is centered on combining trusted brands, entrepreneurial communities, and scalable technology to create an integrated real estate ecosystem that improves the way homes are bought and sold while delivering long-term value for agents, franchisees, consumers, and shareholders.

Brokerage

Our Brokerage segment operates primarily under the Real brand through a digital brokerage model supported by our proprietary technology platform. Brokerage revenue is driven primarily by the number of affiliated agents, agent productivity, closed transaction sides and home values, as well as the economics of our agent commission and fee arrangements.

Our brokerage technology platform includes reZEN, our proprietary operating system that supports transaction management, compliance, commission processing, brokerage operations and agent support. We also offer revenue sharing and equity-based incentive programs designed to support agent growth and retention.

Franchise

Our Franchise segment consists primarily of the REMAX franchise network, through which independently owned and operated brokerages and their agents operate under the REMAX brand. Franchise revenue is generated principally from continuing franchise fees, annual dues, broker fees, franchise sales and renewals.

The principal drivers of Franchise revenue and profitability include the number of affiliated agents and broker/owners, applicable franchise fee arrangements, franchise sales and renewals and transaction activity within the REMAX network.

Other

Our other businesses includes One Real Mortgage, One Real Title, Real Wallet, Motto Mortgage, wemlo and related businesses. These businesses generate revenue from mortgage origination and brokerage services, title and settlement services, mortgage franchise and loan-processing services and other financial services.

The performance of our other businesses is affected by residential transaction activity, adoption of our services by agents and consumers, mortgage origination volume and the attachment of our mortgage, title and other services to transactions within our broader network.

Real REMAX Group Inc. Q3 2026 Form 10-Q40

Recent Developments

Merger With RE/MAX Holdings, Inc.

On August 24, 2026, Real and REMAX completed their previously announced business combination forming Real REMAX Group Inc (the “Transaction”). Our common stock began trading on the Nasdaq Global Select Market under the symbol “REAX” on August 25, 2026.

The results of REMAX are included in our condensed consolidated financial statements beginning on August 25, 2026. Accordingly, our results for the three and nine month periods ended September 30, 2026 include approximately five weeks of REMAX operations, while the corresponding periods in 2025 reflect only the operations of legacy Real. This significantly affects the comparability of our consolidated results between periods.

For additional information on the Transaction, see the Company’s Current Report on Form 8-K12B filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 24, 2026.

Credit Agreement

On August 24, 2026, we entered into a new credit agreement (the “Credit Agreement”) with the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent, providing for (a) a $550 million senior secured term loan facility (the “Term Loan Facility” and the loans thereunder, the “Term Loans”) and (b) a $40 million revolving credit facility, including a letter of credit sub-facility of up to $10 million (the “Revolving Facility” and, together with the Term Loan Facility, the “Credit Facilities”). The proceeds of the Term Loans, together with available cash on hand, were used to fund a portion of the cash consideration payable in the Transaction, repay REMAX’s existing indebtedness, and pay transaction-related fees and expenses.

The Term Loans mature on August 24, 2031, and amortize in quarterly installments equal to 1.875% of the original principal amount, with the remaining balance due at maturity.

Artificial Intelligence Tools – Leo CoPilot and HeyLeo

The Company has developed AI enabled tools that are integrated within reZEN, our brokerage technology platform, including Leo CoPilot, an AI-powered assistant that is integrated with reZEN and available to agents and brokers. Leo CoPilot provides access to transaction data, operational information and workflow support to assist agents and brokerage personnel in managing transactions and day-to-day activities. Real has also developed consumer-facing technology products intended to support the residential real estate transaction process under the guidance of affiliated agents. The Company’s consumer-facing platform, HeyLeo, is designed as an extension of its agent-facing technology.

HeyLeo enables consumers to ask questions using their voice or natural text and uses contextual intelligence to aggregate information a buyer shares to curate recommendations. HeyLeo draws on enriched listing data, including from multiple listing services (“MLS“) feeds across key U.S. markets, to inform property recommendations and is intended to facilitate consumer engagement by enabling access to property information, communication tools, and brokerage and ancillary services. HeyLeo beta launched in the fourth quarter of 2025. In the third quarter of 2026, HeyLeo beta launched additional features, including related to client relationship management.

Housing Market Conditions

Our results are affected by conditions in the residential real estate market, including mortgage rates, housing affordability, home prices, inventory and overall transaction activity. During the third quarter of 2026, mortgage rates increased, particularly toward the end of the quarter. The average 30-year fixed mortgage rate increased from 6.71% on September 3, 2026 to 7.03% on September 24, 2026. Higher mortgage rates increase borrowing costs and may further constrain housing affordability and residential transaction activity. Because the increase occurred primarily late in the quarter, its impact may not be fully reflected in our results for the three months ended September 30, 2026.

Real REMAX Group Inc. Q3 2026 Form 10-Q41

Key Business Metrics

We monitor a number of Key Business Metrics to evaluate the underlying activity and performance of our businesses. Because our Brokerage, Franchise and our other businesses operate under different business models, the metrics most relevant to evaluating each segment differ.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Brokerage
Closed Transaction Sides (1)	62,738	53,512	167,000	136,411
Real Brokerage Agent Count (2)	36,610	30,183	36,610	30,183
Transactions per average agent (3)	1.7	1.8	4.9	5.0

				September 30,
				2026
Franchise
REMAX U.S. Agent Count				46,611
REMAX Canadian Agent Count				25,507
REMAX Agent Count Outside U.S. & Canada				75,970
Global REMAX agent count				148,088

(1)	Represents the number of transactions closed by our Brokerage agents during the period.
(2)	Represents the total number of Brokerage Agents (Real) at the end of the period.
(3)	Represents the average number of transactions per agent based on the average agent count at the beginning and end of the period.

Results of Operations

The following discussion presents our results of operations on both a consolidated basis and by reportable segment for the three and nine months ended September 30, 2026 and 2025. Our results for the three and nine months ended September 30, 2026, include the operations of the combined company following the Transaction, which closed on August 24, 2026.

Following the Transaction, the Company operates through two reportable segments: Brokerage and Franchise. Other business activities that do not meet the criteria for separate reporting are presented within Other. These segments reflect the manner in which the Chief Operating Decision Maker (“CODM”) reviews operating performance and allocates resources. Management's discussion of segment operating performance in this MD&A is based on the same segment structure and performance measures used by the CODM and disclosed in Note 15 — “Segment Information”, to the condensed consolidated financial statements.

The results below are presented on both a U.S. generally accepted accounting principles (“U.S. GAAP”) and non-GAAP basis, with reconciliations of non-GAAP measures to the most directly comparable U.S. GAAP measures provided where applicable. Additional discussion of financial metrics for the Company's reportable segments follows in the “Segment Operating Performance” section.

Real REMAX Group Inc. Q3 2026 Form 10-Q42

The following table sets forth our Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2026 and 2025 (in thousands except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands, except percentages)	2026	2025	%	2026	2025	%
Revenue	$727,928	$568,549	28.0	$1,894,054	$1,463,277	29.4
Cost of sales	646,172	523,692	23.4	1,711,887	1,336,623	28.1
Gross profit	81,756	44,857	82.3	182,167	126,654	43.8
General and administrative expenses	60,523	19,584	n/m	99,738	56,000	78.1
Marketing expenses	27,451	21,034	30.5	76,723	62,015	23.7
Marketing Funds expenses	6,718	—	n/m	6,718	—	n/m
Research and development expenses	6,499	4,712	37.9	16,999	12,637	34.5
Settlement of litigation and impairment charges	239	—	n/m	239	—	n/m
Acquisition costs and integration expenses	52,332	—	n/m	64,226	—	n/m
Total operating expenses	153,762	45,330	n/m	264,643	130,652	n/m
Operating loss	(72,006)	(473)	n/m	(82,476)	(3,998)	n/m
Other income (expenses), net	(5,487)	227	n/m	(5,232)	70	n/m
Interest income (expense)	(5,920)	55	n/m	(6,588)	166	n/m
Total other expenses, net	(11,407)	282	n/m	(11,820)	236	n/m
Loss before tax	(83,413)	(191)	n/m	(94,296)	(3,762)	n/m
Tax (expense) benefit	16,190	(89)	n/m	15,659	(89)	n/m
Net loss	(67,223)	(280)	n/m	(78,637)	(3,851)	n/m
Less: net income attributable to non-controlling interest	84	167	(49.7)	114	51	n/m
Net loss attributable to Real REMAX Group Inc.	$(67,307)	$(447)	n/m	$(78,751)	$(3,902)	n/m

Comparison of the Three and Nine Months Ended September 30, 2026 and 2025

The following section provides analysis of our Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2026 and 2025.

Revenue

A summary of our revenue is as follows (in thousands except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands, except percentages)	2026	2025	% Change	2026	2025	% Change
Revenue	$727,928	$568,549	28.0%	$1,894,054	$1,463,277	29.4%

Revenue for the three months ended September 30, 2026, increased 28% to $727.9 million, from $568.5 million for the same period in 2025. For the nine months ended September 30, 2026, total revenue grew to $1.9 billion compared to $1.5 billion for the corresponding period in 2025. The increase was driven primarily by growth in the Brokerage segment’s transaction volume, supported by an increase in productive agents, as well as the inclusion of approximately five weeks of REMAX operations following the Transaction.

Cost of Sales

A summary of our cost of sales is as follows (in thousands except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands, except percentages)	2026	2025	% Change	2026	2025	% Change
Cost of sales	$646,172	$523,692	23.4%	$1,711,887	$1,336,623	28.1%
Percentage of revenue	88.8%	92.1%		90.4%	91.3%

Cost of sales for the three months ended September 30, 2026, increased 23.4% to $646.2 million, from $523.7 million for the same period in 2025. For the nine months ended September 30, 2026, Cost of sales was $1.7 billion, compared to $1.3 billion for the same period in 2025, primarily reflecting higher commission payments associated with agent growth and increased transaction volume.

Real REMAX Group Inc. Q3 2026 Form 10-Q43

As a percentage of revenue, Cost of Sales decreased to 88.8% for the three months ended September 30, 2026, from 92.1% for the three months ended September 30, 2025. For the nine months ended September 30, 2026, Cost of Sales as a percentage of revenue was 90.4%, compared to 91.3% for the same period in 2025. This decrease primarily reflects the inclusion of higher-margin Franchise revenue following the Transaction, together with changes in the Brokerage segment’s commission and fee mix.

Operating Expenses

General & Administrative Expenses (“G&A”)

A summary of the components of our G&A expenses is as follows (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands, except percentages)	2026	2025	% Change	2026	2025	% Change
General and administrative expenses
Administrative	$1,028	$758	35.6%	$2,478	$2,871	(13.7)%
Miscellaneous	800	(5)	n/m	1,240	(72)	n/m
Occupancy	1,245	161	n/m	1,603	467	n/m
Stock-based compensation	29,682	3,040	n/m	34,542	6,059	n/m
Professional fees	3,889	4,500	(13.6)%	10,964	13,700	(20.0)%
Dues and subscriptions	1,878	663	n/m	3,206	1,731	85.2%
Salaries and Benefits	17,993	9,753	84.5%	40,167	29,213	37.5%
Travel	431	147	n/m	833	687	21.3%
Depreciation and Amortization	3,577	567	n/m	4,705	1,344	n/m
Total general and administrative expenses	$60,523	$19,584	n/m	$99,738	$56,000	78.1%
Percentage of revenue	8.3%	3.4%		5.3%	3.8%

G&A expenses increased to $60.5 million for the three months ended September 30, 2026, from $19.6 million for the three months ended September 30, 2025. For the nine months ended September 30, 2026, G&A expenses increased to $99.7 million, compared to $56.0 million for the same period in 2025.

The year-over-year increase primarily reflects changes in the following components:

●	Salaries and benefits expense increased to $18.0 million for the three months ended September 30, 2026, from $9.8 million for the three months ended September 30, 2025, and to $40.2 million for the nine months ended September 30, 2026, from $29.2 million for the same period in 2025. The increase was primarily due to higher headcount across administrative, finance, legal, and operations functions following the Transaction, as well as personnel added to support a larger agent base and higher transaction volume.
●	Professional fees decreased to $3.9 million for the three months ended September 30, 2026, from $4.5 million for the three months ended September 30, 2025, and decreased to $11.0 million for the nine months ended September 30, 2026, from $13.7 million for the same period in 2025. The decrease was primarily driven by lower broker consulting costs, following the conversion of certain broker consultants to full time U.S. employees.
●	Stock-based compensation within G&A increased to $29.7 million for the three months ended September 30, 2026, from $3.0 million for the three months ended September 30, 2025, and $34.5 million for the nine months ended September 30, 2026, compared to $6.1 million for the same period in 2025. The increase was primarily attributable to accelerated vesting of certain equity awards in connection with the Transaction, as well as stock-based compensation associated with employee equity awards.

Real REMAX Group Inc. Q3 2026 Form 10-Q44

Marketing Expenses

A summary of the components of our marketing expenses is as follows (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands, except percentages)	2026	2025	% Change	2026	2025	% Change
Marketing expenses
Salaries and Benefits	$485	$452	7.3%	$1,487	$1,255	18.5%
Stock-Based Compensation for Employees	42	43	(2.3)%	91	126	(27.8)%
Stock-Based Compensation for Agents	5,593	3,935	42.1%	14,678	10,528	39.4%
Revenue Share	19,554	15,738	24.2%	57,237	45,886	24.7%
Other	1,777	866	n/m	3,230	4,220	(23.5)%
Total marketing expenses	$27,451	$21,034	30.5%	$76,723	$62,015	23.7%
Percentage of revenue	3.8%	3.7%		4.1%	4.2%

Marketing expenses increased 30.5% to $27.5 million for the three months ended September 30, 2026, from $21.0 million for the three months ended September 30, 2025, and increased to $76.7 million for the nine months ended September 30, 2026, compared to $62.0 million for the same period in 2025.

The increase was driven primarily by agent-related variable costs that scale with revenue, including:

●	Revenue share increased to $19.6 million for the three months ended September 30, 2026, from $15.8 million for the three months ended September 30, 2025, and to $57.2 million for the nine months ended September 30, 2026, from $45.9 million for the same period in 2025. The increase reflects a larger base of productive Brokerage agents eligible for revenue share payments and higher closed Brokerage transaction volume. Revenue share payments, which are made to agents who recruit other Brokerage agents to the Company’s Brokerage platform are classified as marketing expense, as they represent costs of building and sustaining the Company’s Brokerage agent network rather than direct costs of fulfilling the Company’s performance obligations on individual real estate transactions.
●	Stock-based compensation for agents increased to $5.6 million for the three months ended September 30, 2026, from $3.9 million for the three months ended September 30, 2025, and to $14.7 million for the nine months ended September 30, 2026, from $10.5 million for the same period in 2025, driven by growth in the Brokerage segment’s agent base, higher equity incentive awards and the cumulative impact of awards granted in prior periods that continue to vest.
●	Other marketing expenses increased to $1.8 million for the three months ended September 30, 2026, from $0.9 million for the three months ended September 30, 2025, primarily due to the inclusion of REMAX operations following the Transaction. For the nine months ended September 30, 2026 other marketing expenses decreased to $3.2 million from $4.2 million for the same period in 2025, primarily due to lower event costs associated with agent and employee engagement and retention.

Marketing Funds Expenses

Marketing Funds expenses, which relate to the marketing funds through which we collect fees from REMAX franchisees to fund marketing campaigns that build and maintain brand awareness and agent and consumer-facing marketing technology (the “Marketing Funds”), were $6.7 million for both the three and nine months ended September 30, 2026, reflecting the inclusion of REMAX following the Transaction. We recognize an equal and offsetting amount of expenses to Marketing Funds fees (included as a component of Revenue) such that there is no impact to our overall profitability.

Real REMAX Group Inc. Q3 2026 Form 10-Q45

Research and Development Expenses (“R&D”)

A summary of the components of our research and development expenses is as follows (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2026	2025	% Change	2026	2025	% Change
Research and development expenses
Salaries and Benefits	$3,052	$2,584	18.1%	$8,757	$7,338	19.3%
Stock-Based Compensation for Employees	412	339	21.5%	1,161	944	23.0%
Software, Cloud, & Tools	3,122	1,732	80.3%	7,112	4,092	73.8%
Other	(87)	57	n/m	(31)	263	n/m
Total research and development expenses	$6,499	$4,712	37.9%	$16,999	$12,637	34.5%
Percentage of revenue	0.9%	0.8%		0.9%	0.9%

R&D expenses increased 37.9% to $6.5 million for the three months ended September 30, 2026, from $4.7 million for the three months ended September 30, 2025. For the nine months ended September 30, 2026, R&D expenses were $17.0 million, compared to $12.6 million for the nine months ended September 30, 2025.

The increase primarily reflects:

●	Salaries and benefits expense increased to $3.1 million for the three months ended September 30, 2026, from $2.6 million for the three months ended September 30, 2025, and to $8.8 million for the nine months ended September 30, 2026, from $7.3 million for the same period in 2025. The increase reflects higher headcount supporting platform enhancements, new product development, and AI initiatives.
●	Software, cloud and tools expenses increased to $3.1 million for the three months ended September 30, 2026, from $1.7 million for the same period in 2025, and to $7.1 million for the nine months ended September 30, 2026, from $4.1 million for the same period in 2025. The increase primarily reflects higher software and cloud infrastructure costs associated with the continued development and utilization of the Company's technology platform, including AI-related initiatives.

Acquisition Costs

A summary of the components of our acquisition costs is as follows (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

(in thousands, except percentages)	2026	2025	% Change	2026	2025	% Change
Acquisition costs and integration expenses	$52,332	$—	n/m	$64,226	$—	n/m
Percentage of revenue	7.2%	0.0%		3.4%	0.0%

Acquisition costs were $52.3 million for the three months ended September 30, 2026, and $64.2 million for the nine months ended September 30, 2026. These expenses were incurred in connection with the Transaction and include acquisition-related severance costs, as well as investment banking, consulting, legal and other professional fees. See Note 5, Acquisitions, for additional information.

Other Income (Expenses), Net

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

(in thousands, except percentages)	2026	2025	% Change	2026	2025	% Change
Other income (expenses), net	$(5,487)	$227	n/m	$(5,232)	$70	n/m
Percentage of revenue	(0.8)%	0.0%		(0.3)%	0.0%

Other income (expenses), net was $5.5 million for the three months ended September 30, 2026, and $5.2 million for the nine months ended September 30, 2026, primarily due to write off of the bridge commitment fees and the loss on early extinguishment of debt.

Real REMAX Group Inc. Q3 2026 Form 10-Q46

Interest Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

(in thousands, except percentages)	2026	2025	% Change	2026	2025	% Change
Interest income (expense)	$(5,920)	$55	n/m	$(6,588)	$166	n/m
Percentage of revenue	(0.8)%	0.0%		(0.3)%	0.0%

Interest expense was $5.9 million for the three months ended September 30, 2026, and $6.6 million for the nine months ended September 30, 2026, primarily reflecting interest incurred on debt issued in connection with the Transaction, including amortization of original issue discount and debt issuance costs.

Tax (Expense) Benefit

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands, except percentages)	2026	2025	% Change	2026	2025	% Change
Tax (Expense) Benefit	$16,190	$(89)	n/m	$15,659	$(89)	n/m
Percentage of revenue	2.2%	0.0%		0.8%	0.0%

For the three and nine months ended September 30, 2026, the Company recorded an income tax benefit of $16.2 million and $15.7 million, respectively, representing effective tax rates of 19.4% and 16.6%, respectively. The income tax benefit in 2026 is primarily attributable to a U.S. taxable loss generated by one-time transaction-related costs, partially offset by income tax expense in Canada, Israel, and India, where taxable income could not be fully offset by available tax loss carryforwards

Non-GAAP Financial Measures and Ratios

In addition to reported U.S. GAAP measures, management evaluates the Company's performance using certain non-GAAP financial measures and ratios, including adjusted earnings before interest, income taxes, depreciation and amortization and other non-cash and non-recurring cash charges or other items (“Adjusted EBITDA”) and Adjusted EBITDA margin. Management believes these measures provide useful supplemental information to investors and others in understanding and evaluating the Company's operating performance and facilitate comparisons with other companies in the real estate services industry. These measures are also used internally for financial and operational decision-making.

These non-GAAP measures are not recognized under U.S. GAAP, do not have standardized meanings, and may not be comparable to similarly titled measures presented by other companies. Accordingly, these measures should not be considered in isolation or as a substitute for financial information prepared in accordance with U.S. GAAP.

Adjusted EBITDA

Adjusted EBITDA is defined as net income (loss) before interest expense, interest income, income taxes, depreciation and amortization, further adjusted for the impact of certain items that are either non-cash in nature or that management does not consider indicative of ongoing operating performance. These adjustments may include equity-based compensation expense, restructuring expenses, acquisition-related expenses, transaction and integration costs related to acquisitions and mergers, settlement of litigation and impairment charges and related legal expenses, losses on extinguishment of debt, and other items that management does not consider indicative of ongoing operating performance. Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by total revenue.

Management believes Adjusted EBITDA provides useful supplemental information regarding the Company's operating performance and enhances comparability between periods by excluding items that may obscure underlying business trends. Adjusted EBITDA and Adjusted EBITDA margin are used by management as key measures in evaluating the performance of the business and making operational and financial decisions.

Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools, and you should not consider these measures either in isolation or as a substitute for analyzing our results as reported under U.S. GAAP. Some of these limitations are:

●	these measures do not reflect changes in, or cash requirements for, our working capital needs;

Real REMAX Group Inc. Q3 2026 Form 10-Q47

●	these measures do not reflect our interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
●	these measures do not reflect our tax expense or the cash requirements to pay our taxes;
●	these measures do not reflect the cash requirements to pay dividends, distributions, or fund share repurchases;
●	these measures do not reflect the cash requirements for the settlement of legal matters;
●	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often require replacement in the future, and these measures do not reflect any cash requirements for such replacements;
●	although equity-based compensation is a non-cash charge, the issuance of equity-based awards may have a dilutive impact on earnings per share; and
●	other companies may calculate these measures differently, so similarly named measures may not be comparable.

A reconciliation of Adjusted EBITDA to net income (loss) is set forth in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net loss	$(67,223)	$(280)	$(78,637)	$(3,851)
Depreciation and amortization	3,577	567	4,705	1,344
Interest (income) expense	5,920	(55)	6,588	(166)
Tax expense (benefit)	(16,190)	89	(15,659)	89
EBITDA	(73,916)	321	(83,003)	(2,584)
Settlement of litigation and impairment charges	276	—	385	27
Loss on extinguishment of debt and bridge commitment fees (a)	5,246	—	5,246	—
Acquisition-related severance expense (b)	23,708	—	23,708	—
Other acquisition-related costs (c)	28,624	—	40,518	—
Stock-based compensation - excluding cost of sales	35,775	7,357	50,514	17,657
Stock-based compensation - cost of sales	13,842	12,555	37,908	32,757
Restructuring Expense	448	—	1,161	250
Other adjustments	(249)	138	(201)	583
Adjusted EBITDA	$33,754	$20,371	$76,236	$48,690

(a)	Mainly represents the write off of bridge loan commitment fees during the three and nine months ended September 30, 2026.
(b)	Represents severance expenses incurred in connection with the Transaction. See Note 5, Acquisitions, for additional information.
(c)	These expenses consisted of professional services, consulting, legal, investment banking, and other transaction-related costs incurred primarily in connection with the Transaction.

Adjusted EBITDA Performance

Three Months Ended September 30, 2026

Consolidated Adjusted EBITDA was $33.8 million for the three months ended September 30, 2026, an increase of $13.4 million from the comparable prior year period. Adjusted EBITDA increased primarily due to the inclusion of approximately five weeks of REMAX operations following the Transaction, as well as growth in the Brokerage segment’s transaction volume.

Nine Months Ended September 30, 2026

Consolidated Adjusted EBITDA was $76.2 million for the nine months ended September 30, 2026, an increase of $27.5 million from the comparable prior year period. Adjusted EBITDA increased primarily due to higher Brokerage transaction volume and the resulting operating leverage, together with the contribution from REMAX operations following Transaction.

Real REMAX Group Inc. Q3 2026 Form 10-Q48

Segment Operating Performance

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands, except percentages)	2026	2025	% Change	2026	2025	% Change
Revenue
Brokerage	$695,499	$565,307	23.0%	$1,854,425	$1,454,501	27.5%
Franchise	$27,098	$—	n/m %	$27,098	$—	n/m %
Other	$5,331	$3,242	64.4%	$12,531	$8,776	42.8%
Segment Adjusted EBITDA
Brokerage	$26,773	$22,635	18.3%	$73,343	$58,840	24.6%
Franchise	$11,784	$—	n/m %	$11,784	$—	n/m %
Other	$(1,369)	$(765)	79.0%	$(2,567)	$(3,469)	(26.0)%
Segment Adjusted EBITDA margin
Brokerage	3.85%	4.00%		3.96%	4.05%
Franchise	43.49%	-%		43.49%	-%
Other	(25.68)%	(23.60)%		(20.49)%	(39.53)%

Brokerage

See Note 15, Segment Information, for additional information.

Revenues for the Brokerage segment increased 23.0% to $695.5 million for the three months ended September 30, 2026, from $565.3 million for the three months ended September 30, 2025. For the nine months ended September 30, 2026, revenues were $1.9 billion, an increase of 27.5% compared to $1.5 billion for the same period in 2025. The increase was driven by growth in productive agents and higher closed transaction volume.

Adjusted EBITDA for the Brokerage segment increased to $26.7 million for the three months ended September 30, 2026, from $22.6 million for the three months ended September 30, 2025, and $73.3 million for the nine months ended September 30, 2026, compared to $58.8 million for the same period in 2025. The increase reflects higher transaction volume and the scalability of the brokerage platform.

Franchise

See Note 15, Segment Information, for additional information.

Revenues for the Franchise segment were $27.1 million for both the three and nine months ended September 30, 2026 reflecting approximately five weeks of REMAX operations following the acquisition on August 24, 2026. Franchise revenue consists primarily of continuing franchise fees, annual dues, broker fees, franchise sales and renewals, and Marketing Funds revenue.

Adjusted EBITDA for the Franchise segment was $11.8 million for both the three and nine months ended September 30, 2026, reflecting the contribution from the acquired REMAX operations.

Other

See Note 15, Segment Information, for additional information.

Revenues for Other increased 64.4% to $5.3 million for the three months ended September 30, 2026, from $3.2 million for the three months ended September 30, 2025. For the nine months ended September 30, 2026, revenues were $12.5 million, an increase of 42.8% compared to $8.8 million for the same period in 2025. The increase was driven by growth in the Company’s mortgage, title and other ancillary services, as well as the inclusion of Motto Mortgage and wemlo operations following the Transaction.

Adjusted EBITDA for Other was a loss of $1.4 million for the three months ended September 30, 2026, compared to a loss of $0.8 million for the three months ended September 30, 2025. For the nine months ended September 30, 2026, Adjusted EBITDA was a loss of $2.6 million, compared to a loss of $3.5 million for the same period in 2025. The improvement reflects higher transaction volume and the scalability of the Other platform.

Real REMAX Group Inc. Q3 2026 Form 10-Q49

Capital Resources and Liquidity

As of September 30, 2026, cash and cash equivalents and investments totaled $109.4 million, compared to $49.9 million as of December 31, 2025. We believe our existing cash and cash equivalents, investments, available borrowing capacity under our Revolving Facility, and cash flows expected to be generated from operations will be sufficient to meet our anticipated operating requirements and debt service obligations.

Future capital requirements may be affected by factors such as continued investment in technology, growth initiatives, market conditions, debt service obligations and potential mergers and acquisitions. To support these activities the Company may seek to obtain additional funding, including through equity or debt financing, if appropriate.

	September 30,	December 31,
	2026	2025
Cash and cash equivalents	$102,526	$33,213
Restricted cash	62,306	26,338
Total cash, cash equivalents and restricted cash	$164,832	$59,551

Overview of Factors Affecting Our Liquidity

Our liquidity position is primarily affected by the size and activity of our agent and franchise networks and conditions in the real estate and mortgage markets. Our cash flows are primarily related to the timing of:

(i)	cash receipt of revenues;
(ii)	payment of selling, operating and administrative expenses;
(iii)	investments in our technology, brokerage, franchising and ancillary businesses;
(iv)	cash consideration for acquisitions and acquisition-related expenses;
(v)	principal payments, including any early principal payments, and related interest payments on our Credit Facility;
(vi)	income tax payments;
(vii)	the settlements of certain industry class-action lawsuits and other legal settlements;
(viii)	distributions and other payments to non-controlling interests, as applicable;
(ix)	share repurchases.

We have satisfied these needs primarily through our existing cash balances, cash generated by our operations and borrowings under our Term Loan Facility and available capacity under our Revolving Facility. We may pursue other sources of capital to preserve financial flexibility as needs arise, subject to the terms of our existing debt agreements.

Capital Management Framework

Our capital management framework is designed to maintain adequate liquidity, support our operations and strategic initiatives, meet our financial obligations and create long-term shareholder value.

We seek to manage our capital structure in a manner that balances financial flexibility, funding costs and potential shareholder dilution. Following the Transaction, our near-term capital allocation priorities include maintaining adequate liquidity, funding operations and strategic investments, reducing indebtedness and limiting dilution to existing shareholders.

Financing Resources

To finance a portion of the Transaction and refinance existing debt, we entered into the Credit Agreement on August 24, 2026, providing for the $550.0 million Term Loan Facility and the $40.0 million Revolving Facility, which includes a $10.0 million letter of credit sub-facility. The Term Loans were fully drawn at closing, and the proceeds, together with cash on hand, were utilized to satisfy a portion of the cash consideration for the Transaction, fully repay $437.0 million of outstanding term loans under RE/MAX, LLC’s existing credit facility, and cover related transaction and financing fees, with any remaining cash allocated to working capital and general corporate purposes.

Real REMAX Group Inc. Q3 2026 Form 10-Q50

The Term Loans mature on August 24, 2031, and require quarterly principal amortization payments equal to 1.875% of the original principal balance (approximately $10.3 million per quarter) beginning December 31, 2026, with the remaining balance due at maturity. The Revolving Facility terminates on the earlier of August 24, 2031, or 91 days prior to the maturity of the Term Loans if any Term Loans remain outstanding at that time. Borrowings bear interest at our option at either the Term Secured Overnight Financing Rate (“Term SOFR”) (minimum floor of 3.00%) plus 5.50% or an alternate base rate (“ABR”) (minimum floor of 4.00%), plus 4.50%. Revolving loan margins range from 3.50% to 4.00% for Term SOFR and 2.50% to 3.00% for ABR based on total net leverage. We pay a commitment fee of 0.50% per annum on unused revolving commitments, which may decrease to 0.375% or 0.25% based on our leverage ratio. As of September 30, 2026, there were no borrowings outstanding under the Revolving Facility, leaving $40.0 million fully available for operational liquidity.

On September 30, 2026, the Company made a voluntary prepayment of $25.0 million on the Term Loans without penalty, applying $10.3 million to the scheduled installment due December 31, 2026, and $14.7 million to the principal balance due at maturity. In connection with this prepayment, we recognized a $0.3 million loss on early debt extinguishment, reflecting accelerated amortization of original issue discount and debt issuance costs, within “Other expenses, net”. Prior to closing, on April 26, 2026, Real had obtained a commitment for a $550.0 million, 364-day bridge loan facility, which was terminated unused upon execution of the Credit Agreement. Associated commitment issuance costs of $4.9 million were expensed within “Other expenses, net” during the three and nine months ended September 30, 2026.

The Credit Agreement requires maintenance of a maximum First Lien Net Leverage Ratio tested quarterly beginning December 31, 2026. The maximum permitted ratio is set at 4.50 to 1.00 through September 30, 2027; 4.00 to 1.00 from December 31, 2027 through September 30, 2028; 3.50 to 1.00 from December 31, 2028 through September 30, 2029; and 3.00 to 1.00 thereafter. The agreement also contains customary negative covenants limiting our ability to incur additional debt, grant liens, enter into asset sales, pay cash dividends, or repurchase shares, with equity repurchases governed by specific general and leverage-based baskets. As of September 30, 2026, we were in compliance with all applicable covenants, and we expect cash flows from operations alongside available revolving capacity to remain sufficient to meet our scheduled debt service obligations for the foreseeable future.

Sources and Uses of Cash

As of September 30, 2026, and December 31, 2025, we had $102.5 million and $33.2 million, respectively, of cash and cash equivalents, of which approximately $16.5 million and $2.6 million, respectively, were denominated in foreign currencies.

The following table summarizes our cash flows from operating, investing, and financing activities (in thousands):

	Nine Months Ended
	September 30,
	2026	2025
Cash provided by (used in):
Operating activities	$14,485	$65,777
Investing activities	(393,362)	(15,966)
Financing activities	484,487	(24,797)
Effect of exchange rate changes on cash	(329)	(107)
Net change in cash, cash equivalents and restricted cash	$105,281	$24,907

Operating Activities

Cash flows generated by operating activities were $14.5 million for the nine months ended September 30, 2026, a decrease from $65.8 million for the nine months ended September 30, 2025. The decrease was primarily driven by an increase in acquisition-related costs, severance related payments and timing of operating assets and liabilities.

Investing Activities

Cash used in investing activities was $393.4 million for the nine months ended September 30, 2026, an increase from $16.0 million for the period ended September 30, 2025, was primarily due to the acquisition of REMAX of $402.8 million.

Financing Activities

Cash flows provided by financing activities were $484.5 million for the nine months ended September 30, 2026, an increase from $24.8 million cash used in financing activities for the nine months ended September 30, 2025, primarily reflecting proceeds from the issuance of debt to fund the acquisition of REMAX, subsequent debt principal payments, withholding taxes on employee stock vests, primarily related to the acquisition of REMAX, and repurchases of common stock.

Real REMAX Group Inc. Q3 2026 Form 10-Q51

Capital Allocation Priorities

Liquidity

Our objective is to maintain a strong liquidity position. We have existing cash balances, cash flows from operating activities, and incremental borrowing capacity under our Revolving Facility to support the needs of our business. We also intend to prioritize debt reduction while maintaining the financial flexibility necessary to support our operations and strategic initiatives.

Capital Expenditures

We plan to continue to re-invest in our business in order to improve operational efficiencies and enhance the tools and services provided to our agents, franchisees and consumers.

Return of Capital

Future capital allocation decisions with respect to return of capital in the form of share buybacks, will be at the discretion of our Board of Directors. The Board of Directors will take into account general economic, housing and mortgage market conditions, the Company’s financial condition, available cash, current and anticipated cash needs, any applicable restrictions pursuant to the terms of our Term Loan Facility and any other factors that the Board of Directors considers relevant.

On August 24, 2026, our Board of Directors authorized a share repurchase program of up to the lesser of $450 million in value, or 25 million shares of its Common Stock. The program may be modified, suspended or discontinued at any time and does not obligate the Company to acquire any amount of Common Stock. Under the new program from August 24, 2026, through September 30, 2026, the Company repurchased 264,229 shares of Common Stock for $4.7 million, at an average cost of $17.79 per share. As of September 30, 2026, the lesser of $445.3 million or 24.7 million in shares remained available under the share repurchase program.

Commitments and Contingencies

See Note 14, Commitments and Contingencies, to the accompanying unaudited condensed consolidated financial statements for additional information.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of September 30, 2026.

Critical Accounting Estimates

For further details on the Company’s critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” set out on pages 26 and 27 of Real’s management’s discussion and analysis for the year ended December 31, 2025, filed as Exhibit 99.3 to Real’s 2025 Form 40-F filed with the SEC on March 4, 2026 (File No. 001-40442). There have been additions to our critical accounting policies and estimates for the three and nine months ended September 30, 2026. These additions relate to the purchase price allocation for the Transaction (refer to Note 5, Acquisitions) valuation allowances on deferred tax assets and allowances against accounts and notes receivable (refer to Note 2, Summary of Significant Accounting Policies).

New Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to the accompanying unaudited condensed consolidated financial statements for additional information.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

We have operations within the U.S., Canada, and globally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange and credit risks, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. We use derivative instruments to mitigate the impact of certain of our market risk exposures. We do not use derivatives for trading or speculative purposes.

Credit Risk

We are exposed to credit risk related to receivables from several sources.

Real REMAX Group Inc. Q3 2026 Form 10-Q52

Receivables from franchisees. We review credit exposure for each Franchisee above an established threshold and stay in regular contact with those franchisees about their balances. For significant delinquencies, we may terminate the franchise.

Commissions and fees receivable on closed brokerage transactions. These are generally collected shortly after closing.

Business loans to affiliated agents under our Real Wallet Capital program. These loans are funded from our balance sheet and typically have terms of one year. We manage this exposure through credit criteria based in part on each agent's earnings history with the Company, and we collect repayments through automated deductions from agent commissions. Because borrowers are concentrated among agents affiliated with the Company, a downturn in residential real estate activity could increase defaults across the portfolio. As of September 30, 2026, financing receivables, net, were $12.5 million. The allowance for credit losses on these receivables was immaterial.

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our Term Loan Facility which bears interest at variable rates. On September 30, 2026, $525.0 million in principal amount of Term Loans was outstanding. We currently do not engage in any interest rate hedging activity, but given our variable rate borrowings, we monitor interest rates and if appropriate, may engage in hedging activity prospectively. The interest rate on our Term Loan Facility is based on Term SOFR, subject to a floor of 3.00%, plus an applicable margin of 5.50%.

As of September 30, 2026, the interest rate was 9.4%. If our rate is above the floor, then each hypothetical 0.25% increase would result in additional annual interest expense of $1.3 million. To mitigate a portion of this risk, we invest our cash balances in short-term investments that earn interest at variable rates.

Currency Risk

We have a network of global franchisees in over 120 countries and territories, and our Brokerage business operates both in the U.S. and Canada. Fluctuations in exchange rates of the U.S. dollar against foreign currencies can result, and have resulted, in fluctuations in (a) revenue and operating income (loss) due to a portion of our revenue being denominated in foreign currencies and (b) foreign exchange transaction gains and losses due primarily to cash, accounts receivable and liability balances denominated in foreign currencies, with the Canadian dollar representing the most significant exposure. To mitigate a portion of this risk related to (b), we enter into short-term foreign currency forwards, to minimize exposures related to foreign currency. See Note 2, Summary of Significant Accounting Policies, for more information. In addition, we actively convert cash balances into U.S. dollars to mitigate currency risk on cash positions.

We also incur certain operating expenses outside the U.S., including in Canada, Israel and India.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that as of September 30, 2026 our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended

Real REMAX Group Inc. Q3 2026 Form 10-Q53

September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted below.

On August 24, 2026, we completed the Transaction (see Note 5, Acquisitions). We are currently integrating REMAX into our operations and internal control processes. Pursuant to SEC staff guidance permitting a recently acquired business to be omitted from the scope of management's assessment in the year of acquisition, we intend to exclude REMAX from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2026.

PART II. – OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 14 within the Financial Statements for a description of legal proceedings affecting the Company.

From time to time, we are involved in litigation, claims and other proceedings relating to the conduct of our business, and the disclosures set forth in Note 14, Commitments and Contingencies relating to certain legal matters are incorporated herein by reference. Such litigation and other proceedings may include, but are not limited to, actions relating to intellectual property, commercial arrangements, franchising arrangements, brokerage disputes, vicarious liability based upon conduct of individuals or entities outside of our control including franchisees and independent agents, and employment law claims. Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur. Often these cases raise complex factual and legal issues, which are subject to risks and uncertainties, and which could require significant time and resources from management. Although we do not believe any currently pending litigation will have a material adverse effect on our business, financial condition or operations, there are inherent uncertainties in litigation and other claims and regulatory proceedings and such pending matters could result in unexpected expenses and liabilities and might materially adversely affect our business, financial condition or operations, including our reputation.

Item 1A. Risk Factors

On August 24, 2026, the Company completed the Transaction, pursuant to which Real and REMAX became wholly owned subsidiaries of the Company. The Common Stock trades on the Nasdaq Global Select Market under the symbol “REAX.”

An investment in the Company’s Common Stock involves a high degree of risk. You should carefully consider the risks described below, together with the other information in this Quarterly Report on Form 10-Q, including the condensed consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risks described below are not the only risks the Company faces. Additional risks and uncertainties not currently known to the Company or that are currently deemed to be immaterial by the Company may also materially adversely affect the Company’s business, financial condition or results of operations. These risks are not presented in order of importance or probability of occurrence.

Summary of Risk Factors

The Company’s business is subject to a number of risks and uncertainties that could adversely affect its business, financial condition, results of operations and prospects. The following is a summary of the principal risks the Company faces. This summary does not address all of the risks the Company faces and should be read together with the more detailed discussion of risks set forth below and the other information in this Quarterly Report on Form 10-Q.

Risks Related to the Company’s Industry

●	the Company is dependent in large part on the health of the residential real estate market and general economic conditions, including home inventory levels and housing affordability;
●	changes in prevailing interest rates and the availability of mortgage financing may adversely affect the Company’s financial results;
●	changes to MLS policies, listing practices and commission rules, or loss of access to MLSs and listing services, could adversely affect the Company;
●	the Company’s industry is highly competitive, technology providers and alternatives to full-service agents could intensify competition;
●	if franchisees and agents do not understand the Company’s value proposition, including its agent incentivize and equity programs, the Company may not be able to attract, retain and incentivize agents and franchisees;

Risks Related to the Company’s Business Operations

Real REMAX Group Inc. Q3 2026 Form 10-Q54

●	the Company may be unable to grow in its local markets, expand its Other services or successfully identify, complete and integrate acquisitions;
●	the Company depends on the performance and retention of its agents, franchisees and independent regions and their payment of fees;
●	the Company’s losses may not be covered by insurance or the Company may not be able to obtain or maintain adequate insurance coverage;
●	the actions of agents and franchisees could expose the Company to liability and reputational harm;
●	the Company is subject to litigation, including included in this Quarterly Report on Form 10-Q), and the U.S. Settlement Agreement (as defined in Note 14) remains subject to appeal;
●	the Real Wallet program and Real Wallet Capital expose the Company to credit, liquidity and regulatory risks;
●	cyberattacks, wire fraud, system interruptions and the Company’s reliance on third-party vendors could disrupt its business;
●	the development and use of artificial intelligence may present operational, reputational, legal and competitive risks;
●	the Company depends on key personnel and the strength of the Real and REMAX brands;
●	the Company’s results are subject to seasonality and the risks of its international operations;
●	the Company has a significant amount of variable-rate indebtedness, and its credit agreement contains restrictive covenants;
●	global conflicts could negatively affect the housing market and could lead to lower revenue for the Company.

Risks Related to the Transaction and Integration

●	the Company has a limited history operating its combined brokerage and franchise businesses as a U.S. public company, and its historical results may not be indicative of future performance;
●	the Company may fail to integrate Real and REMAX successfully or realize the anticipated synergies, and will incur significant integration costs;
●	the Company’s results may differ materially from the historical and pro forma results of Real and REMAX, its purchase accounting is preliminary and it may record impairment charges;

Risks Related to Government Regulation

●	the Company is subject to extensive and evolving regulation, including real estate, RESPA and franchise, laws;
●	changes in tax laws and challenges to the Company’s transfer pricing arrangements could adversely affect the Company;
●	the Company may fail to maintain effective internal control over financial reporting as it integrates Real and REMAX;

Risks Related to Intellectual Property

●	the Company may be unable to protect its intellectual property or the privacy of personal information and may face claims of infringement by third parties;

Risks Related to the Company’s Common Stock

●	the market price of the Common Stock may be volatile, and future issuances of equity securities would dilute existing stockholders; and
●	the Company is a holding company that depends on distributions from its subsidiaries to fund its obligations.

Risks Related to the Company’s Industry

The Company is dependent in large part on the health of the residential real estate market and general economic conditions.

The Company’s financial performance is closely connected to the strength of the residential real estate market, which is subject to a number of general business and macroeconomic conditions beyond the Company’s control. Macroeconomic conditions that could adversely impact the growth of the real estate market and could have a material adverse effect on the Company’s business include, but are not limited to, economic slowdown or recession, increased unemployment, increased energy costs, reductions in the availability of credit or higher interest rates, increased costs of obtaining mortgages, an increase in foreclosure activity, inflation, disruptions in capital markets, declines in the stock market, adverse tax policies or changes in other regulations, lower consumer confidence, lower wage and salary levels, war or terrorist attacks, a health pandemic, natural disasters or adverse weather events, or the public perception that any of these events may occur. Low or excessive home inventory levels, housing affordability and the availability and cost of homeowners’ insurance, including in areas affected by climate-related events, may also reduce transaction volume. Unfavorable general economic conditions, such as a recession or economic slowdown in the United States, Canada or other markets that the Company enters and

Real REMAX Group Inc. Q3 2026 Form 10-Q55

operates within could negatively affect the affordability of, and consumer demand for, its services, which could have a material adverse effect on its business and profitability. In addition, federal, state, provincial and/or local governments, agencies and government-sponsored entities could take actions that result in unforeseen consequences to the real estate market or that otherwise could negatively impact the Company’s business.

The real estate market is substantially reliant on the monetary policies of the federal government and its agencies and is particularly affected by the policies of the U.S. Federal Reserve Board (the “Federal Reserve Board”), which regulates the supply of money and credit in the United States, which in turn impacts interest rates.

The Company’s business may be impacted by interest rates, and changes in prevailing interest rates may have an adverse effect on the Company’s financial results.

The financial performance of the Company’s business may be adversely affected by changes in prevailing interest rates, which may be impacted by a number of factors. Real’s and REMAX’s businesses have historically been negatively impacted by rising interest rate environments, and the Company’s business may similarly be affected. As mortgage rates rise, the number of home sale transactions may decrease as potential home sellers choose to stay with their lower mortgage rate rather than sell their home and pay a higher mortgage rate with the purchase of another home. Similarly, in higher interest rate environments, potential homebuyers may choose to rent rather than pay higher mortgage rates. The financial performance of the Company’s mortgage broker business may also be adversely affected by changes in prevailing interest rates. As interest rates fall, refinancing generally becomes a larger portion of the mortgage market. Likewise, as interest rates rise, refinancing generally becomes a smaller portion of the mortgage loan market and demand may also decrease for purchase mortgages as home ownership becomes more expensive.  The Federal Reserve Board influences mortgage rates and the availability of mortgage financing. Changes in monetary policy, including any winding down or privatization of Fannie Mae or Freddie Mac, or tighter underwriting standards, could reduce the availability of financing or increase its cost, which could reduce home sale transaction volume and adversely affect the Company’s business. Changes in the interest rate environment and mortgage market are beyond the Company’s control, are difficult to predict and could have a material adverse effect on its business and profitability.

Changes to MLS policies, listing practices and commission rules, or loss of access to MLSs and listing services, could adversely affect the Company.

Changes to industry rules or practices, including private or exclusive listing practices and listing display standards of third-party portals, could limit the Company’s access to listings, affect the timing or manner in which listings are displayed, or reduce the value of the information and services it provides to agents and their clients. The Company depends on maintaining access to MLSs and third-party listing services to provide timely and comprehensive listing information; if those relationships are terminated, restricted or become more costly, the Company may be unable to provide the information and services expected by its agents and their clients.

Risks Related to the Company’s Business Operations

If the Company fails to grow in the various local markets that it serves or is unsuccessful in identifying and pursuing new business opportunities, the Company’s long-term prospects and profitability may be harmed.

To capture and retain market share in the various local markets that the Company serves, it must compete successfully against other brokerages for franchisees, agents and for the consumer relationships. The Company’s competitors could lower the fees that they charge to franchisees and agents or could raise the compensation structure for agents. The Company’s competitors may have access to greater financial resources than the Company, allowing them to undertake expensive local advertising or marketing efforts. In addition, the Company’s competitors may be able to leverage local relationships, referral sources and strong local brand and name recognition that the Company has not yet established. The Company’s competitors could, as a result, have greater leverage in attracting new and established franchisees and agents in the market and in generating business among local consumers. The Company’s ability to grow in the local markets that it serves will likely depend in part on its ability to compete with local brokerages.

The Company may implement changes to its business model and operations to improve revenues that cause a disproportionate increase in its expenses or reduce profit margins. For example, the Company (and, prior to the Transaction, Real) has allocated, and intends to continue to allocate, significant resources to its “Real Wallet” program. Expanding its service offerings could involve significant up-front costs that may only be recovered after lengthy periods of time. In addition, expansion into new markets, including internationally, could expose the Company to additional compliance obligations and regulatory risks. If the Company fails to grow in the local markets in which it operates or if it fails to successfully identify and pursue new business opportunities, its long-term prospects, financial condition, and results of operations may be harmed, and its stock price may decline.

Real REMAX Group Inc. Q3 2026 Form 10-Q56

If the Company fails to grow its Other services, the Company’s long-term prospects and profitability may be harmed.

The Company’s efforts to expand its operations, including through Other services such as the mortgage broker and title operations, may not be successful. The mortgage broker and title services that the Company offers are currently available only in certain markets. If the Company is unsuccessful in expanding these services into other markets or growing the businesses in the markets in which they currently operate, then it may not realize the expected benefits (including anticipated revenue), which could negatively impact its business, financial condition and results of operations. Similarly, if homebuyers do not use the Company’s Other services, then the Company’s revenues from Other services may not grow as quickly as expected. Further, the Company’s title joint ventures, in which certain of the Company’s affiliated real estate agents are members, are subject to a number of regulations and ongoing compliance, and it is possible that ongoing compliance costs, including any potential audits, inquiries, investigations or reviews, could have a material adverse impact on the financial condition of the business. Additionally, the Company’s mortgage broker business, which includes a number of employee loan officers that are also real estate agents, is subject to a number of regulations and ongoing compliance, including rules related to auditing of loan files, marketing compliance and loan officer compensation rules. If the Company is unable to comply with the rules, it could have a material adverse impact on the financial condition of the business.  While the Company intends to expand and grow its Other services businesses, there is no guarantee that it will do so or be successful, and even if it does, the expansions might be at a slower pace than anticipated.

The Company may be unable to effectively manage rapid growth in its business.

Following the Transaction, the size of the Company’s business is larger than the business of either Real or REMAX on a standalone basis, and the Company’s future success depends, in part, upon its ability to manage this expanded business, which may pose substantial challenges for management, including challenges related to the management and monitoring of new operations, expanded managerial systems and financial controls and associated increased costs and complexity. The Company may not be able to scale the combined business quickly enough to meet the growing needs of its franchisees and agents and if the Company is not able to grow efficiently, its operating results could be harmed. The Company intends to devote additional financial and human resources to improving its internal systems and maintaining infrastructure performance as it adds franchisees and agents. In addition, the Company must appropriately scale its internal business systems and its services organization, including support of its franchisees and agents as it grows over time. Any failure of or delay in these efforts could cause impaired system performance and reduced franchisee and agent satisfaction. These issues could reduce the attractiveness of the Company to existing franchisees and agents who might leave the Company, as well as result in decreased attraction of new franchisees and agents. Even if the Company is able to upgrade its systems and expand its staff, such expansion may be expensive and complex and may place increasing demands on its management. The Company could also face inefficiencies or operational failures as a result of its efforts to scale its infrastructure, and it may not be successful in maintaining adequate financial and operating systems and controls as it expands. Moreover, there are inherent risks associated with upgrading, improving and expanding its information technology systems. The Company cannot be sure that the expansion and improvements to its infrastructure and systems will be fully or effectively implemented on a timely basis, if at all. These efforts may reduce the Company’s revenue and margins and adversely impact its financial results.

Failing to develop and maintain a positive relationship with the Company’s franchisees and agents could compromise the Company’s ability to maintain or expand its networks and could adversely affect its revenue growth and results of operations.

Because the Company’s Real brokerage business derives revenue from real estate transactions in which its agents receive commissions, increases in the Company’s agent base generally correlate to increases in revenues and the rate of growth of its revenue generally correlates to the rate of growth of the Company’s agent base. The rate of growth of the Company’s agent base cannot be predicted and is subject to many factors outside of the Company’s control, including actions taken by the Company’s competitors and macroeconomic factors affecting the real estate industry generally. There is no assurance that the Company will be able to maintain a steady agent growth rate or that the Company’s agent base will be able to expand in future periods. Any slowdown in the Company’s agent growth rate could have a material adverse effect on revenue growth and could adversely affect the Company’s business, financial condition or results of operations.

Moreover, the nature of such relationships can give rise to conflict. For example, franchisees and agents may become dissatisfied with the fees and dues owed to the Company, particularly in a period of economic downturn and uncertainty or in the event that the Company increases fees and dues. Franchisees and agents may also disagree with certain network-wide policies and procedures, including policies dictating brand standards or affecting their marketing efforts. They may also be disappointed with other aspects of the Company’s value proposition, including the Company’s marketing initiatives, technology offerings, or educational content. Further, if the Company experiences any conflicts with its franchisees on a large scale, such franchisees may decide not to renew their franchise agreements upon expiration or seek to disaffiliate from the Company, which could result in litigation. An organized franchisee association could also pose risks to the Company’s ability to set the terms of its franchise agreements and pricing. These events may, in turn, materially and adversely affect the Company’s business and operating results.

Real REMAX Group Inc. Q3 2026 Form 10-Q57

The Company’s financial results depend in part on the performance, retention and fee payments of its agents and franchisees, and a decline in commission revenue or franchise fees could adversely affect its business.

The Company’s financial results depend in part upon the operational and financial success of its agents and franchisees. The Company’s business model depends in part upon its agents’ success in generating gross commission income, which the Company collects and from which it pays net commissions, and the franchise fees paid to it by its franchisees or regional franchise owners. The franchise systems that the Company operates provide autonomy to these independent franchisees, and the Company has virtually no control over the day-to-day operations of its franchisees or the fees they charge. The Company’s financial results depend heavily upon the number of agents in its networks, and the success of its franchisees depends largely on the ability of such franchisees to attract and retain high quality agents. The Company’s independent franchise operators may choose not to adopt initiatives and deploy products that the Company believes are designed to help them and therefore may be less successful.

Real estate commission rates can vary by market, and there can be no assurance that prevailing market practice will not change. Customary commission rates could change due to market forces locally or industry-wide and due to regulatory or legal changes, including as a result of litigation or enforcement actions. The Company cannot predict the outcome of any new investigations or enforcement actions, but any such actions may result in industry-wide regulations, which can cause commission rates to decrease. Any decrease in commission rates may adversely impact the Company’s business, financial condition, and results of operations. Recurring franchise fees are paid by the Company’s franchisees or regional franchise owners based in large part on the number of affiliated agents or offices and annual dues paid by such franchisees’ agents. If the Company’s franchisees are not able to attract and retain agents or successfully manage teams of agents within their brokerages, none of which is within the Company’s direct control, the Company’s revenue may decline. The Company may also terminate franchisees for nonpayment, non-reporting and other noncompliance with their franchise agreements, which may materially and adversely affect its business and operating results.

The Company’s franchisees self-report their agent counts and agent commissions, which drive the fees due to it, and the Company has limited tools to verify these reports. This could impact the Company’s ability to collect revenue owed to it by its independent regions, franchisees, and agents, and could affect the Company’s ability to forecast its performance accurately.

Under the franchise agreements, franchisees, including independent regions, self-report (a) the number of agents and (b) gross commissions and other statistics from home sale transactions. This data is used to determine the Company’s billings for continuing franchise fees, annual dues and broker fees. The Company has limited methods of validating the data and relies on reports submitted to it and its internal protocols for verifying the data. If franchisees were to underreport or erroneously report such data, even unintentionally, the Company may not receive all the revenues due to it. In addition, to the extent that the Company is underpaid, it may not have a definitive method for determining such underpayment. If a material number of the Company’s franchisees were to underreport or erroneously report their agent counts, agent commissions, or fees due to it, it could have a material adverse effect on the Company’s financial performance and results of operations. Further, the Company’s agent count is a key performance indicator and incomplete information, or information that is not reported in a timely manner, could impair the Company’s ability to evaluate and forecast key business drivers and financial performance.

Actions by the Company’s real estate agents and franchisees could adversely affect the Company’s reputation and subject it to liability.

The Company’s success depends in part on the performance of its agents and franchisees. Although its agents are independent contractors, if agents or franchisees were to provide lower quality services to clients, the Company’s image and reputation could be adversely affected. In addition, if the Company’s agents or franchisees’ agents make inaccurate or fraudulent claims about properties they show, their transactions lead to allegations of errors or omissions, they violate certain regulations, including the Telephone Consumer Protection Act (the “TCPA”) or similar laws, privacy laws, or employment laws applicable to the management of their own employees, or they engage in self-dealing or do not disclose conflicts of interest to the Company’s agents, franchisees’ agents and clients, the Company could be subject to litigation and regulatory claims which, if adversely determined, could adversely affect the Company’s business, financial condition and results of operations. The TCPA limits specific telemarketing actions and has established rules for telemarketing compliance that account for consumer registration on a national or state Do-Not-Call registry. In addition, Canadian agents are subject to compliance requirements under the Unsolicited Telecommunications Rules. The Company (and, prior to the Transaction, Real and REMAX) has been, and the Company could in the future be, subject to claims suggesting that it is responsible for contacts made by the Company’s real estate professionals. Similarly, the Company may be subject to risks of loss or reputational harm if any of its employees violate applicable laws. Further, the Company may improperly be named in claims or litigation but may still incur costs in responding to and being removed from such claims or litigation.

Some of the Company’s losses may not be covered by insurance or the Company may not be able to obtain or maintain adequate insurance coverage.

The Company maintains insurance to cover costs and losses from certain risk exposures in the ordinary course of the Company’s operations, but its insurance does not cover all of the costs and losses from all events. The Company is

Real REMAX Group Inc. Q3 2026 Form 10-Q58

responsible for certain retentions and deductibles that vary by policy, and the Company may suffer losses that exceed its insurance coverage limits by a material amount. The Company may also incur costs or suffer losses arising from events against which it does not have insurance coverage. In addition, large-scale market trends or the occurrence of adverse events in the Company’s business may raise its cost of procuring insurance or limit the amount or type of insurance it is able to secure. The litigation trends in the industry in which it operates may impact the way potential insurers assess risk exposures as the Company renews and purchases insurance. The Company may not be able to maintain its current coverage, or obtain new coverage in the future, on commercially reasonable terms or at all. Incurring uninsured or underinsured costs or losses could harm the Company’s business.

The failure of independent region owners to successfully develop or expand within their respective regions could adversely impact the Company’s revenue and earnings growth opportunities.

REMAX has sold regional master franchises in the United States and Canada (referred to as “independent regions”), and the Company intends to continue to sell regional master franchises in locations outside of the U.S. and Canada. The Company depends in part on independent regions in the U.S., Canada and globally, which have the exclusive right to grant franchises within a particular region, to successfully develop or expand within their respective regions and to monitor franchisees’ use of the Company’s brands. The failure of any of these independent region owners to do these things, or the termination of an agreement with a regional master franchisee could delay the development of a particular franchised area, interrupt the operation of the Company’s brands in a particular market or markets while it seeks alternative methods to develop the Company’s franchises in the area, and weaken the Company’s brand image. Such an event could result in lower revenue growth opportunities for the Company, which would adversely impact the Company’s growth prospects.

The Company faces substantial technological competition and others may provide technology offerings that either create, or are perceived to create, more value for franchisees and agents than the Company’s offerings. The activities of competing companies, or others, may limit the Company’s revenues.

The Company’s success depends on its ability to continuously innovate and improve our technology offerings, including its proprietary technology platform, reZEN, to provide value to franchisees and agents.  The appeal of the Company’s products may be reduced if the Company’s competitors develop or market products or novel technologies that are more effective, convenient, or accepted by franchisees and agents than those offered by the Company. If those products gain market acceptance, the Company’s revenue and financial results could be adversely affected. There is no guarantee that agents and franchisees will use new features and the Company may fail to generate revenue from new products. In addition, there is a risk that third parties may have been granted patents for processes or technology which the Company has already deployed or which the Company intends to deploy, in which case the Company may incur additional costs or be prohibited from using certain product features. The Company’s solutions incorporate complex technology and software and may contain errors or bugs that could materially and adversely affect the Company’s reputation, result in claims or significant costs, cause franchisees and agents to abandon the Company’s solutions, and impair its ability to market and sell solutions in the future. If the Company fails to develop new products or enhance existing products, the Company’s brokerage business may not continue to attract or retain real estate agents and franchisees, and the Company’s business, financial condition and results of operations may be adversely affected.

The Company relies on third-party vendors, including cloud infrastructure providers, to support its operations and help generate consumer traffic and leads. Changes in search algorithms, rankings, policies fees or terms, or the loss or disruption of access to these services could reduce the Company’s visibility, website traffic, lead generation and transaction volume, or increase its costs. Any failure by these vendors to perform as expected could also impair the Company’s ability to provide its products and services.

If franchisees and agents do not understand the Company’s value proposition, the Company may not be able to attract, retain and incentivize franchisees and agents.

The Company’s franchisees and agents may not appreciate the components of the Company’s value proposition, including its technology platform, the mobility it affords and the systems and tools that it provides to agents, among other benefits. For example, a key component of the Real agent value proposition is participation in the Company’s incentive programs, including equity programs.  Agents may not understand or appreciate the benefits of these incentive programs. If franchisees and agents do not understand the elements of the Company’s service offering, or do not perceive it to be more valuable than the models used by most competitors, the Company may not be able to attract, retain and incentivize new and existing agents and franchisees to grow its revenues.

The Company’s operating results are subject to seasonality and may vary significantly among quarters during each calendar year, making meaningful comparisons of successive quarters difficult.

The real estate market is highly cyclical and subject to fluctuations based on economic conditions, interest rates, and consumer confidence, among other factors. These contribute to variations in transaction volumes and pricing, which may affect the Company’s overall performance. The Company’s Real brokerage business may exhibit significant seasonality in revenue, closely tracking with the seasonality in broader home sales trends in North America. Historically, the first quarter — followed closely by the fourth quarter — is the slowest due to reduced transaction volumes, while the second and third quarters are the strongest.

Real REMAX Group Inc. Q3 2026 Form 10-Q59

A considerable portion of the Company’s expenses, most notably the commissions and revenue share expenses that it pays to its agents affiliated with Real, may be variable, while others, including salaries, benefits and research and development expenses, may not follow the same seasonal pattern. This may create cyclicality in the Company’s financial performance and cash flows, resulting in lower profits and cash flow in the first and fourth quarters, compared to the second and third quarters.

Home sales in successive quarters can fluctuate widely due to a wide variety of factors, including holidays, national or international emergencies, the school year calendar’s impact on timing of family relocations, interest rate changes, speculation of pending interest rate changes and the overall macroeconomic market. The Company’s revenue and operating margins each quarter remain subject in part to seasonal fluctuations, poor weather and natural disasters and macroeconomic market changes that may make it difficult to compare or analyze the Company’s financial performance effectively across successive quarters.

The Company faces intense competition in the real estate brokerage and technology industries, which could limit its revenue growth opportunities.

Both the real estate brokerage and Software as a Service (“SaaS”) industries are highly competitive and rapidly changing, and the Company expects that competition will intensify in the future. The Company’s success depends in part on its ability to continuously innovate and improve its technology offerings, including reZEN, to provide value to agents, and on market acceptance of its products and services. The success of the Company’s existing products, and of any new products and services that the Company may launch, is dependent upon its ability to attract and retain a critical mass of users in potentially diverse geographic locations. The Company’s potential competitors include other real estate brokerage firms, as well as technology companies developing SaaS services and novel technologies designed for the real estate sector. Many of these potential competitors may have significantly greater financial, technical, marketing and other resources than the Company has as well as longer operating histories and stronger relationships with agents and consumers. Specific factors upon which the Company competes include the functionality of its applications, ease of use, timing for implementation, quality of support and services, and price. The appeal of the Company’s products may be reduced if competitors develop or market products or technologies that are more effective, convenient, or accepted by real estate agents. If those products gain market acceptance, or if the Company fails to develop new products or enhance existing products, the Company’s brokerage business may not continue to attract or retain real estate agents, and the Company’s business, financial condition and results of operations may be adversely affected. If the Company cannot monetize its products, or cannot offer competitive pricing packages, its operating results and revenues may also be adversely affected.

The Company depends on highly skilled personnel to grow and operate its business. If the Company is not able to hire, retain, and motivate its key personnel, its business may be adversely affected.

The Company is highly dependent on its senior management team, including its Chief Executive Officer, Tamir Poleg. Competition for talented senior management is intense and the Company’s ability to successfully develop and maintain a competitive market position will depend in part on its ability to attract and retain highly qualified and experienced management. The loss of the services of key personnel could have a materially adverse effect on the Company’s business. The Company does not carry “key-man” life insurance on the lives of its executive officers, employees, or advisors. Many key employees consider the value of the restricted stock units (“RSUs”) they receive in connection with their employment. If the trading price of the Common Stock declines or experiences volatility, the Company’s ability to attract and retain key employees may be adversely affected. If the Company fails to attract new personnel or fails to retain and motivate current personnel, its growth prospects could be severely harmed.

If the Company fails to develop widespread brand awareness cost-effectively, its business may suffer.

The Company owns the Real and REMAX brands, and it believes that developing and maintaining widespread awareness of its brands in a cost-effective manner is critical to achieving widespread acceptance of its products. The Company’s marketing efforts are directed at growing brand awareness. Brand promotion activities may not generate customer awareness or increase revenues, and, even if they do, any increase in revenues may not offset the expenses incurred in brand building. If the Company fails to successfully promote and maintain its brands, or if the Company incurs substantial expenses in doing so, the Company may fail to attract or retain customers necessary to realize a sufficient return on its brand-building efforts or to achieve the widespread brand awareness that is critical for broad adoption of its products.

Adverse litigation judgments or settlements resulting from legal proceedings could reduce the Company’s profits or limit its ability to operate.

The Company and its subsidiaries are subject to allegations, claims and legal actions arising in the ordinary course of their business, which may include claims by third parties, including employees or regulators. The outcome of many of these proceedings cannot be predicted. If any of these proceedings were to be determined adversely against the Company, or a judgment, a fine or a settlement involving a payment of a material sum of money were to occur, or injunctive relief were issued against the Company, its business, financial condition and results of operations could be materially adversely affected.

Real REMAX Group Inc. Q3 2026 Form 10-Q60

The Company may be subject to claims, lawsuits, arbitration proceedings, government investigations, and other legal and regulatory proceedings in the ordinary course of business, including those involving labor and employment, anti-discrimination, commercial disputes, competition, professional liability, consumer complaints, personal injury, intellectual property disputes, compliance with regulatory requirements, antitrust and anti-competition claims (including claims related to rules of the National Association of Realtors (“NAR”) or MLSs regarding buyer-broker commissions), securities laws, and other matters, and it may become subject to additional types of claims, lawsuits, government investigations and legal or regulatory proceedings if the regulatory landscape changes, or as the Company’s business grows, and as the Company deploys new offerings, including proceedings related to its acquisitions, securities issuances or business practices. For example, REMAX and Real are defendants in antitrust class actions relating to buyer-broker commission practices, including the Antitrust Litigation. REMAX and Real have entered into settlement agreements relating to these class actions which remain subject to pending appeals.  If the approval is reversed or modified, the Company could incur substantial legal fees and could be found liable for damages or subject to injunctive relief.

The results of any such claims, lawsuits, arbitration proceedings, government investigations or other legal and regulatory proceedings cannot be predicted with certainty. Any claims against the Company or investigations involving the Company, whether meritorious or not, could be time-consuming, result in significant defense and compliance costs, be harmful to the Company’s reputation, require significant management attention and divert significant resources. Determining reserves for any pending litigation is a complex and fact-intensive process that requires significant subjective judgment and speculation. It is possible that a resolution of one or more such proceedings could result in substantial damages, settlement costs, fines or penalties, sanctions, consent decrees, injunctions or other orders requiring a change in the Company’s business practices, any of which could adversely affect the Company’s business, financial condition and results of operations or could cause harm to the Company’s reputation and brand. Furthermore, under certain circumstances, the Company may have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of its business and commercial partners and current and former directors, officers and employees.

Further, adverse outcomes in legal and regulatory actions against other companies, franchisors, and agents in the residential and commercial real estate industry may adversely impact the public perception of the Company and may lead to actions that impact the financial condition of the Company and the Company’s agents and franchisees when those matters relate to business practices shared by the Company, the Company’s real estate agents and franchisees, or the Company’s industry as a whole. Additionally, if plaintiffs are successful in claims against other companies, this may increase the likelihood of the Company being named in similar claims in the future, and this may have negative impacts if the Company is unable to distinguish or defend its business practices.

The franchise model that the Company operates through REMAX can be subject to particular litigation risks.

Litigation against a franchisee or its affiliated agents, whether in the ordinary course of business or otherwise, may also include claims against the Company for liability by virtue of the franchise relationship. Franchisees may fail to obtain insurance that is required pursuant to the terms of their franchise agreements, naming the Company as an additional insured on such claims. Claims against the Company (including vicarious liability claims) could result in substantial costs, divert the Company’s management resources and could cause adverse publicity, which may materially and adversely affect the Company and its brand, regardless of whether such allegations are valid or whether it is liable.

In addition to claims over individual or isolated franchisee actions, third parties could attempt to hold the Company responsible for the actions of its agents or franchisees and their agents in the aggregate. The Company’s franchised business model is unlike a traditional, integrated corporation where company-owned outlets provide goods or services to consumers and the corporation has direct responsibility for operations at those outlets. The Company’s franchised business model is also unlike many franchisors in other industries — such as the restaurant and hospitality industries — where franchisors may dictate many operational details of the franchisees’ businesses and the delivery of goods and services to consumers and thereby have some of the liability for those or other aspects of the franchisees’ operations. Because the Company franchises in the real estate industry, which is a professional service field where licensure is required, the Company does not dictate or control the day-to-day operations or the advice provided by its agents, franchisees or their affiliated agents. Nonetheless, third parties may try to hold the Company liable for actions of its agents, franchisees and their agents, even when it has no involvement with those actions and they are beyond its control and, it believes, should not result in liability to it. As a franchisor, unlike an integrated corporation, the Company obtains only a small portion of the revenue of its franchisees, and as a result the Company’s capital is limited in comparison with the size of its entire franchise networks. Therefore, if third parties are successful in asserting liability for practices of the Company’s franchise network in its entirety, and in holding it vicariously responsible for that liability, the resulting damages could exceed its available capital, materially affect its earnings, or even render it insolvent.

The Real Wallet program has a limited performance history, and any failure to accurately capture credit risk or to execute the Company’s funding strategy could have a negative impact on the Company’s business, operating results, and financial condition.

Real offers business checking accounts for eligible U.S. agents through Real’s bank partner, Thread Bank, a member of the Federal Deposit Insurance Corporation, together with Real-branded debit cards. The Company anticipates extending the business checking account program to REMAX agents.  In addition, Real offers business loans in certain states and

Real REMAX Group Inc. Q3 2026 Form 10-Q61

provinces to eligible U.S. and Canadian agents, based on their earnings history with Real. The Company also expects to offer additional financial products and features in the future.

Prior to the launch of the Real Wallet program in 2024, Real did not have any prior experience offering a branded debit card or other financial products. The performance of these products significantly depends on the ability of the credit and fraud decisioning and scoring models that the Company uses in the origination of the product, which includes a variety of factors, in order to effectively prevent fraud and to evaluate an applicant’s credit profile and likelihood of default. There is no assurance that the credit criteria used can accurately predict repayment and loss profiles. If the criteria do not accurately prevent fraud or reflect credit risk on any financial products offered by the Company, greater than expected losses may result, and the Company’s business, operating results, financial condition and prospects could be materially and adversely affected. In addition, revenue growth for the Company’s financial products depends on increasing the volume of members who open an account and on growing balances on those accounts. There can be no assurance that any investments that the Company makes in financial products, including providing differentiated features, will be effective. Developing the Company’s service offerings and forming any partnerships related to the financial products could have higher costs than anticipated and could adversely impact the Company’s results or dilute the Company’s brands. The Company’s reliance on financial institutions and other third parties to offer these products could adversely impact the performance of these products and the Company’s ability to offer them as it intends, particularly if the financial institution does not perform as expected or if any of these third-party relationships terminate for any reason.

The Company may be exposed to lending, liquidity, concentration, servicing and regulatory risks in its Real Wallet Capital business.

Real launched its Real Wallet Capital business in certain Canadian provinces in October 2024 and in certain U.S. states in October 2025. Through Real Wallet Capital, Real has made, and the Company intends to continue to make, business loans to real estate agents affiliated with the Company. The loans are made from the Company’s balance sheet. Real Wallet Capital is a new business, and the Company may not receive expected returns from the loans. Borrowers may default on amounts owed or file for bankruptcy, and the Company may have limited recourse or recovery. Because Real Wallet Capital loans are funded from the Company’s balance sheet, this activity may reduce liquidity available for other corporate uses. In addition, loan concentrations among agents affiliated with the Company and exposure to the real estate industry may increase the risk of correlated defaults during market downturns. Further, the Company relies on automated deductions from agent earnings for loan repayment; technical failures in servicing, or legal restrictions on withholding earnings under state laws, could result in delayed collections, unrecoverable losses, or legal disputes.

The Company is operating in a complex legal and regulatory environment with Real Wallet Capital. There is no assurance that it will be able to comply with all applicable lending, licensing or disclosure requirements across jurisdictions or that regulators will not later interpret these requirements in a manner adverse to the Company. An examination or enforcement action could result in penalties, increased compliance costs or restrictions on the Company’s ability to operate. Furthermore, changes in interest rates, credit market conditions, or the valuation of the Company’s loan portfolio could negatively affect yields, borrower performance, and the carrying value of the Company’s loans. Because this business involves lending to affiliated agents, any defaults or disputes could also negatively affect agent relationships and the Company’s reputation.

The Company relies on cloud-based infrastructure and information technology systems, and any security breaches, cyberattacks or service interruptions could harm its business.

The Company’s products and services involve storage using cloud-based hosting services and also physical storage, and the Company’s business — particularly the cloud-based platform reZEN — is reliant on the uninterrupted functioning of its information technology systems. The secure processing, maintenance and transmission of information is critical to the Company’s operations, especially the processing and closing of real estate transactions. Cybersecurity threats and incidents could range from uncoordinated individual attempts to gain unauthorized access to information technology systems to sophisticated and targeted measures aimed at disrupting business or gathering personal data of customers. The storage hardware and networking infrastructure on which the Company’s data is processed is provided by a third party, and any security breaches, including cybersecurity incidents, affecting the integrity or availability of such infrastructure may expose the Company’s data, including personal information, to a risk of loss, litigation and potential liability. Moreover, additional resources may be required in order to mitigate or remediate the effects of any such security breach. The Company’s use of remote work environments and virtual platforms may increase its risk of cyberattack or data security breaches. The Company may also be subject to wire fraud, business email compromise, payment diversion and other schemes targeting its employees, agents, franchisees or vendors, which could result in loss of funds, operational disruption and reputational harm. If an actual or perceived breach of security or cyberattack were to occur, the market perception of the effectiveness of the Company’s security measures could be harmed, and the Company could lose users and may incur significant legal and financial exposure, including legal claims and regulatory fines and penalties. Computer viruses, break-ins, cyberattacks or other security problems could lead to misappropriation of proprietary information and interruptions, delays, or cessation in service to clients. The Company’s primary risks from cyber incidents include operational interruption, loss of franchisee, agent and client information, damage to its public image and reputation, and potentially negative impact on the relationships with its agents and clients and on the Company’s financial results.

Real REMAX Group Inc. Q3 2026 Form 10-Q62

The Company uses artificial intelligence in its business, and challenges with properly managing its development or use could result in reputational harm, competitive harm, and legal liability, and adversely affect the Company’s business, financial condition or results of operations.

The Company incorporates, and expects to continue to incorporate, AI applications, tools, or technologies into its platform, offerings, services and features, and these may become important in the Company’s operations over time. In 2023, Real launched Leo, an AI-powered assistant that serves as a concierge to its agents and brokers, and in the fourth quarter of 2025, Real launched HeyLeo, an agent assistant that guides buyers through their home search journeys in partnership with a Real agent. The Company continues to use the Leo and HeyLeo products. There are significant risks involved in developing, maintaining, and deploying AI applications, and there can be no assurance that the usage of, or the Company’s investments in, Leo, HeyLeo and other AI programs and features (“AI Programs”) will always be beneficial to the Company’s products or services, or business, including the Company’s efficiency or profitability. Moreover, the continuous development, maintenance, and operation of AI Programs is complex and may involve unforeseen difficulties, including material performance problems, undetected defects, or errors. The Company may not be successful in the ongoing development and maintenance of these applications in the face of novel and evolving technical, reputational, and market factors. The Company’s competitors or other third parties may incorporate AI into their products more quickly or more successfully than the Company, which could impair the Company’s ability to compete effectively and adversely affect the Company’s results of operations. In addition, certain of the Company’s vendors utilize AI tools in connection with the services they provide to the Company, and the Company may grant vendors licenses to use its data to train or improve their AI models. The use of the Company’s data by third-party vendors to train AI models may give rise to intellectual property ownership disputes, confidentiality concerns, or competitive risks if such data or model outputs are used in ways that are not adequately restricted. The Company’s employees may also use AI applications of third parties over which it has no control and may use such third-party AI applications in a manner not authorized by the Company and/or may input confidential or sensitive information, including personal information, into such tools, which may expose that information to third parties or otherwise result in violations of applicable data protection laws. Any such incidents related to the Company’s use of AI applications could adversely affect the Company’s reputation and business, financial condition or results of operations. AI also presents emerging ethical issues, and if the Company’s use of AI becomes controversial, it may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI technologies will require significant resources to develop, test and maintain the Company’s platform, offerings, services, and features to help it implement AI ethically in order to minimize unintended, harmful impacts on consumers. Additionally, the Company’s use of AI may inadvertently violate a third party’s rights, be noncompliant with the applicable terms of use or the Company’s other legal obligations, or result in a security or privacy risk or data leakage. The Company’s use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. For example, the Company may face claims from third parties claiming infringement of their intellectual property rights or mandatory compliance with open-source software or other license terms with respect to software or other materials or content that the Company believed to be available for use and not subject to license terms or other third-party proprietary rights. Any of these claims could result in legal proceedings and could require the Company to purchase costly licenses, comply with the requirements of third-party licenses, or limit or cease using the implicated software or other materials or content, unless and until the Company can reengineer such software, materials, or content to avoid infringement or change the use of, or remove, the implicated third-party materials, which could reduce or eliminate the value of the Company’s technologies and services. Additionally, the Company’s use of third-party generative AI tools to develop source code, text, images, inventions, or other materials may expose the Company to greater risks than utilizing contracted human developers, as third-party generative AI vendors typically do not provide warranties or indemnities with respect to the output generated by such generative AI tools, and generative AI tools may also hallucinate, providing output that appears correct but is erroneous. The legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain, including in the areas of intellectual property, cybersecurity, and privacy and data protection. Compliance with new or changing laws, regulations, or industry standards relating to AI may impose significant costs and may limit the Company’s ability to develop, deploy, or use AI technologies. Finally, the global AI regulatory landscape is increasingly complex, requiring the Company to implement and maintain appropriate controls in order to ensure its compliance with evolving requirements that vary across jurisdictions. If the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, or biased, or if the applications operate in an unexpected manner, the Company may be exposed to liability under AI regulations, and its business, financial condition, and results of operations may be adversely affected.

The Company’s global operations are subject to risks not generally experienced by its U.S. operations.

The risks involved in the Company’s global operations and relationships could result in losses against which it is not insured and therefore could affect the Company’s profitability. These risks include:

•	fluctuations in foreign currency exchange rates, primarily related to changes in the Canadian dollar and euro to U.S. dollar exchange rates;
•	exposure to local economic conditions, laws and regulations, including those relating to the Company’s employees, agents, franchisees or the agents of its franchisees;
•	economic and/or credit conditions abroad;

Real REMAX Group Inc. Q3 2026 Form 10-Q63

•	potential adverse changes in the political stability of foreign countries or in their diplomatic relations with the United States;
•	business interruptions resulting from geopolitical instability;
•	restrictions on the withdrawal of foreign investments and earnings;
•	government policies against businesses owned by foreigners;
•	diminished ability to legally enforce the Company’s contractual rights in foreign countries;
•	withholding and other taxes on remittances and other payments by subsidiaries; and
•	changes in tax laws regarding taxation of foreign profits.

The indebtedness the Company incurred in connection with the Transaction creates interest expense, financial leverage and debt service obligations that could adversely affect its business.

On August 24, 2026, in connection with the closing of the Transaction, the Company entered into the Credit Agreement, which provides for the $550.0 million Term Loan Facility and the Revolving Facility of up to $40.0 million, including a letter of credit sub-facility of up to $10.0 million. The proceeds of the Term Loan Facility, together with cash on hand, were used to fund a portion of the cash consideration payable in the Transaction, to repay in full and terminate REMAX’s prior credit agreement, and to pay transaction costs and other merger-related expenses.. As of September 30, 2026, the Company had $525.0 million of outstanding borrowings under the Credit Facilities and $40.0 million of availability under the Revolving Facility.

The Company’s level of indebtedness could have the effect of, among other things, reducing its flexibility to respond to changing business and economic conditions; requiring the dedication of a substantial portion of its cash flow from operations to the payment of principal and interest on indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures, acquisitions, joint ventures, product research and development, dividends, stock repurchases or other corporate purposes, including making loans through Real Wallet Capital; restricting the Company from making strategic acquisitions or causing it to make non-strategic divestitures; making it more difficult for the Company to repay, refinance, or satisfy its obligations with respect to its debt; exposing the Company to the risk of increased interest rates, as borrowings under the Credit Facilities bear interest at variable rates; causing the debt ratings of the Company and its subsidiaries to be lower than would otherwise be the case; and limiting the Company’s ability to borrow additional funds in the future and increasing the cost of any such borrowing.

The Credit Agreement contains a number of affirmative and negative covenants that, subject to certain exceptions, restrict the ability of the Company and certain of its subsidiaries to, among other things, incur liens on their property, incur additional indebtedness, make investments, dispose of assets, make restricted payments (including dividends and stock repurchases), undergo fundamental changes (including mergers or consolidations), enter into transactions with affiliates and enter into restrictive agreements. In addition, the Credit Agreement contains a financial maintenance covenant that requires the Company to maintain compliance with a specified financial ratio as of the last day of each applicable fiscal quarter. The ability of the Company and its subsidiaries to comply with these provisions may be affected by events beyond their control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of the Company’s repayment obligations.

In addition, the Company may need to obtain additional financing to fund working capital, capital expenditures, acquisitions or other general corporate requirements. The Company’s ability to arrange additional financing will depend on, among other factors, its financial position and performance, as well as prevailing market conditions and other factors beyond its control. There can be no assurance that the Company will be able to obtain additional financing on acceptable terms or at all. The Company’s level of indebtedness may also create competitive disadvantages for it relative to other companies with lower debt levels.

A significant adoption by consumers of alternatives to full-service agents could have a material adverse effect on the Company’s business, prospects and results of operations.

A significant increase in consumer use of technology that eliminates or minimizes the role of the real estate agent could have a materially adverse effect on the Company’s business, prospects and results of operations. These options include cloud-based competitors such as direct-buyer companies that purchase directly from the seller and online discounters who reduce the role of the agent in order to offer sellers a low commission or flat fee while giving rebates to buyers. How consumers want to buy or sell houses will determine in part if these models reduce or replace the long-standing preference for full-service agents. In addition, advances in AI and related technology may accelerate the development of tools that diminish the perceived value of full-service real estate agents.

Current and threatened conflicts could negatively affect the housing market and could lead to lower revenue for the Company.

Current and threatened geopolitical conflicts could disrupt credit and capital markets, reduce consumer confidence, and adversely affect the housing market. Any such disruption could reduce demand for the Company’s services and adversely

Real REMAX Group Inc. Q3 2026 Form 10-Q64

affect its business, financial condition and results of operations. While none of these conflicts has had a material direct impact on Real or REMAX’s consolidated financial performance, the conflicts are still ongoing, and there are many risks and uncertainties in relation to those conflicts that are outside of the Company’s control. For example, these conflicts have already led and could lead to further market disruptions, including significant volatility in credit and capital markets. In addition, the Company’s Chief Executive Officer lives in Israel, and the conflicts involving Israel could disrupt his ability to continue to serve the Company. Any escalation or expansion of these conflicts, the emergence of new conflicts or any related geopolitical or macroeconomic uncertainty could reduce consumer confidence, which may lead potential homebuyers to decide not to invest in new homes at this time, or sellers to decide to stay in their current homes, and could have a material impact on the Company’s business operations and financial condition and results of operations.

Risks Related to the Transaction and Integration

The Company has a limited history operating its combined brokerage and franchise businesses as a U.S. public company, and its historical results may not be indicative of its future performance.

The Company completed the Transaction on August 24, 2026 and has a limited operating history as a combined company. Prior to the Transaction, we had not previously completed a transaction of this size and complexity. Following the Transaction, the size and complexity of the Company's business have increased significantly beyond those of either Real or REMAX on a standalone basis. The Company now operates both an agent-based brokerage and a franchise network, and its senior management team and Board of Directors include individuals from both Real and REMAX who have not previously worked together. In addition, Real previously operated as a Canadian-domiciled foreign private issuer, while the Company is a Delaware holding company subject to the reporting requirements applicable to U.S. domestic issuers. Managing this expanded and more diverse business may pose challenges that Real’s and REMAX’s management teams have not previously encountered. These include establishing common strategy, governance, operating practices and corporate culture, and allocating resources between the brokerage and franchise businesses. As a result, the Company’s historical results and those of Real and REMAX may not be reliable indicators of its future performance. If the Company does not manage these challenges effectively, its business, financial condition and results of operations could be adversely affected.

The Company may be unable to successfully integrate the businesses of Real and REMAX or realize the anticipated synergies and other benefits of the Transaction within the expected time frame, or at all.

Although the Transaction is expected to result in synergies and other benefits to the Company, combining the businesses previously conducted by Real and REMAX as independent companies creates numerous risks and uncertainties, including difficulties related to integration, the achievement of synergies, and other challenges. Prior to the Transaction, each of Real and REMAX operated as a standalone public company, and there can be no assurance that their businesses can be combined in a manner that allows for the achievement of substantial benefits. The success of the Transaction will depend, in part, on the Company’s ability to realize anticipated synergies and cost savings, which is subject to integration challenges and other unforeseen difficulties. The integration of companies that previously operated independently is complex, costly and time-consuming. If the Company is not able to successfully achieve these objectives, the anticipated benefits of the Transaction may not be realized fully or at all or may take longer to realize than expected. Specifically, the following issues, among others, must be addressed in combining the operations of Real and REMAX:

●	the diversion of the attention of the Company’s management and employees to integration of operations and the establishment of corporate and administrative infrastructures;
●	difficulties in achieving anticipated business opportunities and growth prospects from the respective businesses of Real and REMAX;
●	unanticipated issues in integrating administrative, logistics, information, communications, technological and other systems;
●	difficulties in the assimilation of employees, agents, franchisees and corporate cultures;
●	unanticipated changes in applicable laws and regulations;
●	unanticipated issues, expenses and liabilities;
●	challenges in attracting and retaining key personnel;
●	challenges in developing technology that will be adopted by agents and franchisees;
●	retaining agents, franchisees and loan originators who may be uncertain about the effect of the Transaction on their relationship with the Company;
●	harmonizing the agent-based brokerage model of Real with the franchise model of REMAX, including potential channel conflict between the two networks;
●	combining the corporate functions of the two companies; and

Real REMAX Group Inc. Q3 2026 Form 10-Q65

●	maintaining existing relations and goodwill with governmental entities, agents, franchisees, creditors, vendors, lessors, employees and business associates and others.

If any of these factors impair the Company’s ability to integrate the operations of Real and REMAX successfully or on a timely basis, the Company may not be able to realize desired and anticipated synergies, business opportunities and growth prospects from ownership of the businesses. The Company may not be able to accomplish any or all of these integrations smoothly, successfully or within the anticipated costs or time frame. In addition, the Company may be required to spend additional time or money on integration that otherwise would be spent on the development and expansion of its business.

In addition, the market price of the Common Stock may decline if, among other things, the integration of Real and REMAX is unsuccessful, takes longer than expected or fails to achieve financial benefits to the extent anticipated by financial analysts or investors, or the effect of the Transaction on the financial results of the Company is otherwise not consistent with the expectations of financial analysts or investors. These integration matters may hinder the Company’s ability to make further acquisitions and could have an adverse effect on it for an undetermined period following the Transaction.

The Company has incurred and will continue to incur significant costs in connection with the integration of Real and REMAX.

The Company is required to integrate a large number of processes, policies, procedures, operations, technologies and systems in connection with the consummation of the Transaction. While the Company has assumed that a certain level of expenses would be incurred in connection with the Transaction and post-closing integration activities, there are many factors beyond the Company’s control that could affect the total amount of, or the timing of, anticipated expenses with respect to the integration and implementation of the combined businesses. There may also be additional unanticipated significant costs in connection with the Transaction that the Company may not recoup. These costs and expenses could reduce the benefits and additional revenue and income the Company expects to achieve from the Transaction. Although the Company expects that these benefits will offset the transaction expenses and implementation costs over time, this net benefit may not be achieved in the near term or at all.

The Company’s results of operations may differ materially from the historical results of Real and REMAX and from the unaudited pro forma financial information previously published, and the accounting for the Transaction remains preliminary.

The business of the Company differs from those of Real and REMAX individually in important respects, and, accordingly, the results of operations of the Company, as well as the market price of the Common Stock, may be affected by factors different from those that historically affected the results of operations of Real and REMAX. Following the Transaction, Real and REMAX are each part of a larger company with other lines of business, so decisions affecting each of Real and REMAX may be made based on considerations relating to the larger combined business as a whole rather than the Real and REMAX businesses individually. Because the Company has a limited operating history following the Transaction, its results of operations may not be indicative of future performance, and the Company may not achieve profitability or sustain any future profitability.

The Company has accounted for the Transaction using the acquisition method of accounting, with Real treated as the accounting acquirer. The allocation of the purchase price to the identifiable assets acquired and liabilities assumed of REMAX, and the resulting goodwill, is preliminary and subject to change during the measurement period, which may extend up to one year from the closing date of the Transaction. The final allocation may differ materially from the preliminary allocation reflected in this Quarterly Report on Form 10-Q, which could result in changes to the amounts recorded for intangible assets, goodwill, deferred taxes and related amortization expense. In addition, if the value of the goodwill or other intangible assets recorded in connection with the Transaction becomes impaired, the Company may be required to record significant impairment charges, which could adversely affect its results of operations.

Risks Related to Government Regulation

The Company may face significant risk to its brands and revenue if it fails to maintain compliance with laws and regulations of federal, state, county and foreign governmental authorities or private associations and governing boards.

The Company operates in the real estate industry, which is a heavily regulated industry subject to complex federal, state, provincial and local laws and regulations and third-party organizations’ regulations, policies and bylaws. In the United States generally, the laws, rules and regulations that apply to the Company’s business practices include, without limitation, the Real Estate Settlement Procedures Act (“RESPA”), the federal Fair Housing Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), and federal advertising laws as well as comparable state statutes; rules of trade organizations such as the NAR and local MLS, and state and local associations of realtors; licensing requirements and related obligations that could arise from its business practices relating to the provision of services other than real estate brokerage services; privacy regulations relating to its use of personal information collected from the users of its websites; laws relating to the use and publication of information through the Internet; and state real estate brokerage licensing requirements, as well as statutory due diligence, disclosure, record keeping and standard-of-care obligations relating to

Real REMAX Group Inc. Q3 2026 Form 10-Q66

these licenses. RESPA, along with other laws, governs the payments and referrals associated with residential sales and settlement services, such as mortgages and title services. Violations can result in significant penalties, including fines and legal fees, particularly where RESPA and similar statutes have been invoked by plaintiffs in private litigation for various purposes.

Additionally, the Dodd-Frank Act contains the Mortgage Reform and Anti-Predatory Lending Act (the “Mortgage Act”), which imposes a number of additional requirements on lenders and servicers of residential mortgage loans, by amending certain existing provisions and adding new sections to RESPA and other federal laws. The Dodd-Frank Act also broadly prohibits unfair, deceptive or abusive acts or practices, and knowingly or recklessly providing substantial assistance to a covered person in violation of that prohibition. The penalties for noncompliance with these laws are also significantly increased by the Mortgage Act, which could lead to an increase in lawsuits against mortgage lenders and servicers.

In Canada, generally, the laws, rules and regulations that apply to the Company’s business practices include, without limitation, the Trust in Real Estate Services Act (Ontario), the Real Estate Act (Alberta), the Real Estate Services Act (British Columbia), the Real Estate Services Act (Manitoba), the Real Estate Act (Saskatchewan), the Real Estate Agents Act (New Brunswick), the British Columbia Financial Services Authority and advertising and other laws, as well as comparable and associated statutes and regulations; rules of regulatory bodies, trade organizations and associations such as the Canadian Real Estate Association, and the real estate associations for each province, including licensing and compliance requirements and related obligations that could arise from the Company’s business practices relating to the provision of services other than real estate brokerage services; privacy regulations relating to the Company’s use of personal information collected from the registered users of the Company’s websites; laws relating to the use and publication of information through the Internet; and provincial real estate brokerage licensing requirements, as well as statutory and common law due diligence, disclosure, record keeping and standard-of-care obligations relating to these licenses and the provision of real estate brokerage services.

Maintaining legal compliance is challenging and increases business costs due to resources required to continually monitor business practices for compliance with applicable laws, rules and regulations, and to monitor changes in the applicable laws themselves.

The Company may not become aware of all the laws, rules and regulations that govern its business, or be able to comply with all of them, given the rate of regulatory changes, ambiguities in regulations, contradictions in regulations between jurisdictions, and the difficulties in achieving both company-wide and region-specific knowledge and compliance.

If the Company fails, or is alleged to have failed, to comply with any existing or future applicable laws, rules and regulations, the Company could be subject to lawsuits and administrative complaints and proceedings, as well as criminal proceedings. Non-compliance could result in significant defense costs, settlement costs, damages and penalties.

The Company’s business licenses could be suspended or revoked, business practices enjoined, or it could be required to modify its business practices, which could materially impair, or even prevent, the Company’s ability to conduct all or any portion of its business. Any such events could also damage the Company’s reputation and impair the Company’s ability to attract and service home buyers, home sellers and agents, as well as its ability to attract brokerages, brokers, teams of agents and agents to the Company, without increasing its costs.

Further, if the Company loses its ability to obtain and maintain all of the regulatory approvals and licenses necessary to conduct its business, the Company’s ability to conduct its business may be harmed. Lastly, any lobbying or related activities that the Company undertakes in response to, or to mitigate liability under, current or new regulations could substantially increase the Company’s operating expenses.

The Company’s franchising activities are subject to a variety of laws and regulations regarding franchises.

The Company’s franchising activities are subject to the Federal Trade Commission’s Franchise Rule and state laws concerning franchise registration, disclosure and franchise relationships. Seven of the thirteen Canadian provinces and territories have franchise disclosure legislation, and changes in these requirements or the Company’s failure to comply could result in claims, penalties, rescission rights, restrictions on franchising or reputational harm.

The Company could be subject to changes in tax laws and regulations, and challenges to its transfer pricing arrangements that may have a material adverse effect on its business.

The Company is subject to U.S. and foreign tax laws, including income, sales, use, indirect and transfer pricing regulations. Changes in tax laws or challenges to the Company’s tax positions, including its transfer pricing arrangements, could result in additional tax liabilities and adversely affect its effective tax rate, results of operations and cash flows.

In addition, Section 382 of the Internal Revenue Code may limit the Company’s ability to utilize net operating losses and other tax attributes following an ownership change, which could increase future cash tax obligations.

Real REMAX Group Inc. Q3 2026 Form 10-Q67

If the Company fails to maintain an effective system of internal controls, its ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a public company, the Company is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act of 2002 (“SOX”), and the rules and regulations of the SEC and the listing standards of Nasdaq. The Company incurs, and expects to continue incurring, significant expenses and devotes substantial management efforts toward ensuring compliance with the requirements of Section 404 of SOX, which involves annual assessments of a company’s internal controls over financial reporting, as well as annual independent registered public accounting firm attestation reports on the Company’s internal controls over financial reporting. SOX requires, among other things, that the Company maintain effective disclosure controls and procedures and internal controls over financial reporting. The Company is in the process of integrating the internal controls and procedures of Real and REMAX, and it may face significant challenges in implementing the required processes and procedures across the combined business. The Company intends to continuously develop and refine its disclosure controls and other procedures that are designed to ensure that information required to be disclosed by it in the reports that it files with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to the Company’s principal executive and financial officers. Any of the Company’s controls may become inadequate because of changes in conditions and rapid growth of its business.

Real previously reported as a foreign private issuer on Form 40-F. Following the Transaction, the Company is a U.S. domestic filer subject to the full reporting and disclosure requirements applicable to domestic issuers, including Form 10-K, Form 10-Q and proxy statement requirements, which may increase legal, accounting, compliance and other costs and require additional management time.

Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm the Company’s results of operations or cause it to fail to meet its reporting obligations and may result in a restatement of the Company’s financial statements for prior periods. Any failure to implement and maintain effective internal controls over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports. Ineffective disclosure controls and procedures and internal controls over financial reporting could also cause investors to lose confidence in the Company’s reported financial and other information, which could have a negative effect on the trading price of the Company’s common stock. In addition, if it is unable to continue to meet these requirements, the Company may not be able to remain listed on Nasdaq.

Risks Related to Intellectual Property

The Company’s intellectual property rights are valuable, and any failure or inability to protect them could adversely affect its business.

The Company’s success depends substantially upon the intellectual property that forms the basis of its products, primarily consisting of registered trademarks in multiple jurisdictions (which are critical to the Company’s franchise business model), unpatented proprietary technology, processes, trade secrets, and know-how, as well as inherent copyright of authorship in the source code developed by Real and REMAX. Given the franchise-based nature of the Company’s business, its trademarks and brand names are among its most valuable assets, and the loss, invalidity or unenforceability of any material trademarks could materially and adversely affect the Company’s competitive position. To protect its intellectual property rights, the Company relies upon trade secret, copyright, trademark, passing-off laws and other statutory and common law protections in the United States, and international markets. The Company also protects its intellectual property through the use of non-disclosure agreements (“NDAs”) and other contracts, disclosure and invention assignment agreements, confidentiality procedures, and technical measures. There can be no assurance that these measures will be successful in any given case, particularly in those countries where the laws do not afford the Company protection for its intellectual property rights as robust as those available under Canadian and United States laws. The Company may be unable to prevent the misappropriation, infringement or violation of its intellectual property rights, the breaching of any contractual obligations, or the independent development of intellectual property that is similar to its own, any of which could reduce or eliminate the Company’s competitive advantages, adversely affect the Company’s revenues, or otherwise harm its business. The Company cannot ensure that franchisees and other third parties who hold licenses to its intellectual property will not take actions that adversely affect the value of its intellectual property.

Assertions by third parties of infringement or other violations of the Company’s intellectual property rights could result in significant costs and substantially harm the Company’s business and operating results.

Third parties may in the future assert claims of infringement, misappropriation or other violations of intellectual property rights against the Company. Any such claim against the Company, even those without merit, could cause the Company to incur substantial costs defending against the claim and could distract its management. An adverse outcome of a dispute may require the Company to pay substantial damages, cease making, licensing or using solutions that are alleged to infringe or misappropriate the intellectual property of others, expend additional development resources to attempt to redesign its services or otherwise develop non-infringing technology, which may not be successful, or enter into potentially unfavorable

Real REMAX Group Inc. Q3 2026 Form 10-Q68

royalty or license agreements in order to obtain the right to use technologies or intellectual property rights. The Company is generally obligated under certain of its agreements with franchisees to indemnify them for expenses or liabilities they incur as a result of third-party intellectual property infringement claims associated with the Company’s platform, and to the extent that any such claim arises as a result of third-party technology the Company has licensed for its platform, the Company may be unable to recover from the applicable licensor any expenses or other liabilities it incurs.

If the Company is unable to protect the confidentiality of its proprietary information and know-how, the value of its technology and products could be adversely affected.

The Company relies upon unpatented proprietary technology, processes, trade secrets and know-how, including proprietary platforms developed internally and by third-party development vendors. Any disclosure to or misappropriation by third parties of its confidential or proprietary information could enable the Company’s competitors to duplicate or surpass the Company’s technological achievements, potentially eroding its competitive position in the market and negatively impacting the Company’s business and operating results.

The Company protects its confidential and proprietary information in part through NDAs and other contracts, disclosure and invention assignment agreements, with all employees, consultants, advisors and any third parties who have access to its confidential and proprietary information, and it employs confidentiality procedures and technical measures; however, there can be no certainty that these measures or procedures will be sufficient to prevent improper disclosure of such confidential and proprietary information, or to prevent it from falling into the hands of the Company’s competitors and other third parties. In certain instances, the assignment of intellectual property developed on the Company’s behalf may be contingent on the Company’s satisfaction of payment obligations under the applicable vendor agreement, and some confidentiality obligations under vendor agreements may be of limited duration. There can be no certainty that parties to contracts used by the Company to protect its confidential and proprietary information will not be terminated or breached, and the Company may not have adequate remedies for any such termination or breach. Legal remedies may be insufficient or ineffective to meaningfully protect the Company’s confidential and proprietary information or compensate the Company for losses that may occur in the event of unauthorized use or disclosure.

If the Company fails to protect the privacy and personal information of its customers, agents, franchisees or employees, the Company may be subject to legal claims, government action and damage to its reputation.

The Company collects and processes personal information from consumers, independent contractors, employees, franchisees and their agents during the normal course of its business. This includes, but is not limited to, social security numbers, annual income amounts and sources, consumer names, addresses, telephone and cell phone numbers and email addresses. For the Company to run its business, it is essential to store and transmit this sensitive information in its systems and networks. At the same time, the Company is subject to numerous laws, regulations, and other obligations that require it and like businesses to protect the security of personal information, notify customers and other individuals about the Company’s privacy practices, and limit the use, disclosure, or transfer of personal information across country borders. Regulators in the United States and abroad continue to enact sector-specific and comprehensive new laws or legislative reforms imposing significant privacy and cybersecurity restrictions. The result is that the Company is subject to increased regulatory scrutiny, additional contractual requirements from vendors, and heightened compliance costs. These ongoing changes to privacy and cybersecurity laws, which may vary significantly across jurisdictions, also may make it more difficult for the Company to operate its business and may have a material adverse effect on its operations. For example, in the United States, California enacted the California Consumer Privacy Act, which went into full effect in 2020, imposing comprehensive requirements on organizations that collect and disclose personal information about California residents, and providing certain rights to California consumers to control how those organizations may use their personal information. A number of U.S. states have enacted or are considering similar comprehensive privacy legislation that may apply to the Company’s operations in those states.

Risks Related to the Company’s Common Stock

The market price of the Common Stock may be volatile, and sales or perceived sales of Common Stock could cause the market price to decline.

The market price of Common Stock may be volatile, and holders may not be able to resell their Common Stock at or above the price at which they acquired it. Factors that may affect the market price include the success or failure of integrating Real and REMAX, quarterly operating results, conditions in the residential housing market, changes in securities or industry analyst reports or recommendations, general market and economic conditions and sales or perceived sales of Common Stock by former Real and REMAX holders, directors, officers or other significant holders. Sales or perceived sales of substantial amounts of Common Stock could depress the market price of the Common Stock and impair the Company’s ability to raise equity capital. In addition, if one or more securities or industry analysts downgrade the Company’s Common Stock, cease coverage of the Company or fail to regularly publish reports, the Company could lose visibility in the financial markets, which could cause the Company’s trading price or volume to decline.

As a holding company, the Company depends on distributions from its subsidiaries to fund its obligations.

Real REMAX Group Inc. Q3 2026 Form 10-Q69

The Company is a holding company with no operations of its own and depends on distributions from and the operations of Real and REMAX and their subsidiaries to fund its obligations. If sufficient distributions are not available, the Company may be unable to fund its obligations.

The Company may issue additional Common Stock and stockholders may experience dilution.

The Company is authorized to issue multiples of its current outstanding Common Stock. The Company maintains equity incentive programs under which employees, agents, brokers, and certain service providers of the Company and its affiliates may receive equity awards. The Company issues RSUs to agents on a monthly basis pursuant to these incentive programs and periodically issues Common Stock to other eligible participants, including employees. As a result, stockholders may experience dilution of their ownership interests in the Company in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our repurchases of common stock during the three months ended September 30, 2026.

			Approximate Dollar
	Total Number of Shares		Value of Shares that	Approximate Shares
	Purchased as part of		May Yet be	that may yet to be
	Publicly Announced	Average Price	Purchased Under the	Purchased Under the
Period	Plans or Programs (a) (b)	Paid Per Share	Plans or Programs	Plans or Programs
Jul 1-31	—	$—	$119,617,413	27,922,649
Aug 1-31	—	$—	$119,617,413	27,922,649
Sep 1-30	264,229	$17.79	$445,298,316	24,735,771
Total	264,229
(a)	In August 2026, our Board of Directors authorized a share repurchase program of up to the lesser of $450 million in value, or 25 million shares of Common Stock. Repurchases are authorized to be made in open-market purchases, through privately negotiated transactions or otherwise. The repurchase authorization has no expiration date.
(b)	On May 30, 2025, Real announced a share repurchase authorization, pursuant to which it may repurchase up to the lesser of 35 million shares, or $150 million in value. Real did not repurchase any shares under that program during the three months ended September 30, 2026. The program was terminated in connection with the Transaction.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the period covered by this Quarterly Report on Form 10-Q, no director or executive officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Real REMAX Group Inc. Q3 2026 Form 10-Q70

Item 6. Exhibits

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

2.1	Arrangement Agreement and Plan of Merger, dated as of April 26, 2026, by and among the Company (formerly known as Rome Wildlife, Inc.), The Real Brokerage Inc., RE/MAX Holdings, Inc., Wildlife Acquisition I Corp., Wildlife Acquisition II LLC and 1587802 B.C. Unlimited Liability Company .*	6-K	001-40442	4/28/2026	2.1

2.2	Amendment to Arrangement Agreement and Plan of Merger, dated as of June 12, 2026, by and among the Company, (formerly known as Rome Wildlife, Inc.), The Real Brokerage Inc., RE/MAX Holdings, Inc., Wildlife Acquisition I Corp., Wildlife Acquisition II LLC and 1587802 B.C. Unlimited Liability Company.	S-4	001-40442	6/12/2026	2.2

3.1	Amended and Restated Certificate of Incorporation of the Company, effective as of August 24, 2026.	8-k	333-296768	8/24/2026	3.1

3.2	Amended and Restated Bylaws of Real REMAX Group Inc., effective as of August 24, 2026.	8-K	333-296768	8/24/2026	3.2

4.1	Registration Rights Agreement, dated as of August 24, 2026, by and among the Company, David Liniger and the other parties thereto.	8-K	333-296768	8/24/2026	4.1

10.1	Form of Real REMAX Group Indemnification Agreement.	8-K	333-296768	8/24/2026	10.3

10.2	Credit Agreement, dated as of August 24, 2026, by and among Real REMAX Group INC., as the borrower, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as the administrative agent.*	8-K	333-296768	8/24/2026	10.1

10.3	Real REMAX Group Inc. 2026 Stock Incentive Plan.†	8-K	333-296768	8/24/2026	10.2

10.4	The Real Brokerage Inc. 2025 Stock Incentive Plan.†	6-K	001-40442	4/25/2025	99.1

10.5	The Real Brokerage Inc. Amended and Restated Omnibus Incentive Plan.†	S-8	001-40442	2/24/2023	4.2

10.6	The Real Brokerage Inc. Omnibus Incentive Plan.†	S-8	001-40442	2/24/2023	4.3

10.7	The Real Brokerage Inc. Amended and Restated Stock Option Plan.†	40-F	001-40442	5/25/2021	99.27

10.8	The Real Brokerage Inc. Restricted Share Unit Plan. †	40-F	001-40442	5/25/2021	99.27

Real REMAX Group Inc. Q3 2026 Form 10-Q71

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.9	RE/MAX Holdings, Inc. 2023 Omnibus Incentive Plan.†	8-K	001-36101	5/20/2025	10.2

10.10	RE/MAX Holdings, Inc. 2013 Omnibus Incentive Plan, as amended.†	S-8	001-36101	10/1/2013	4.2

10.11	Amendment No. 1 to the Tax Receivable Agreement, dated as of April 26, 2026, by and between RE/MAX Holdings, Inc. and RIHI, Inc.	S-4	333-296768	7/7/2026	10.4

10.12

Termination Agreement, dated as of September 30, 2026, by and between Wildlife Acquisition II LLC, as successor to RE/MAX Holdings, Inc, and Parallaxes Rain Co-Investment, LLC, terminating the Tax Receivable Agreement, dated as of October 7, 2013, by and between Weston Presidio V, L.P. and RE/MAX Holdings, Inc. (to which Parallaxes Rain Co-Investment, LLC became a party by joinder).

X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File – The cover page XBRL tags are embedded within the Inline XBRL document.					X

* Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K promulgated by the SEC. The Company agrees to furnish supplementally a copy of any omitted annexes, schedules or exhibits to the SEC upon request.

Real REMAX Group Inc. Q3 2026 Form 10-Q72

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Real REMAX Group Inc. (Registrant)

Date:	November 5, 2026	By:	/s/ Tamir Poleg
Tamir Poleg
Chief Executive Officer
(Principal Executive Officer)

Date:	November 5, 2026	By:	/s/ Ravi Jani
Ravi Jani Chief Financial Officer (Principal Financial Officer)

Date:	November 5, 2026	By:	/s/ Leah R. Jenkins
Leah R. Jenkins Chief Accounting Officer (Principal Accounting Officer)

Real REMAX Group Inc. Q3 2026 Form 10-Q73